Form 10-Q
period 2008-09-30
E DISPATCH INC
filed 2008-11-12
CIK 1432254

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-151212

E-DISPATCH INC.
(Name of small business issuer as specified in its charter)

Nevada	74-3232809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
YES ☐   NO ☒

          The issuer had 1,800,000 shares of its common stock issued and outstanding as of October 31, 2008.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

☐	dependence on key personnel;

☐	competitive factors;

☐	degree of success of research and development programs

☐	the operation of our business; and

☐	general economic conditions in the United States, the Philippines and other locations in Asia.

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

PART I

Item 1. Financial Statements.

E-Dispatch Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2008
(unaudited)

	September 30, 2008 (unaudited)	March 31, 2008

Asset

Cash	$15,098	$39,850
Prepaid expenses	378	—

Total Assets	$15,476	$39,850

Liabilities

Accounts payable and accruals	$4,000	$5,500
Due to stockholder	1,674	$1,348

Total Liabilities	$5,674	$6,848

Stockholders’ Equity (Note 3)

Common stock authorized – 100,000,000 common shares with a par value of $0.001
Common stock issued and outstanding – 1,800,000 common shares	1,800	$1,800
Additional paid in capital	48,200	$48,200
Deficit accumulated during the development stage	(40,198)	$(16,998)

Total Stockholders’ Equity	$9,802	$33,002

Total Liabilities and Stockholders’ Equity	$15,476	$39,850

The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	Date of Incorporation (July 31, 2007) to September 30, 2007	Cumulative Amounts From Date of Incorporation (July 31, 2007) to September 30, 2008

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
Accounting and legal	1,500	18,500	—	31,500
General & administrative	623	4,654	—	6,106
Web design	—	—	—	2,500
Bank charges	30	46	—	92

Loss before income taxes	(2,153)	(23,200)	—	(40,198)

Provision for income taxes	—	—	—	—

Net loss	$(2,153)	$(23,200)	$—	$(40,198)

Basic and diluted loss per Common share (1)

Weighted average number of common shares outstanding (Note 4)	1,800,000	1,800,000	1,800,000

(1) less than $0.01

The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from Inception (July 31, 2007) to September 30, 2008
(unaudited)

			Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity

	Common Shares
	Issued Shares	Amount

Balance, July 31, 2007 (date of inception)	—	$—	$—	$—	$—

Common shares issued to founder at $0.01 per share on July 31, 2007	1,000,000	1,000	9,000	—	10,000
Common shares issued at private placement at $0.05 per share on November 23, 2007	800,000	800	39,200	—	40,000
Net (loss)	—	—	—	(16,998)	(16,998)

Balance, March 31, 2008	1,800,000	1,800	48,200	(16,998)	33,002

Net (loss)	—	—	—	(23,200)	(23,200)

September 30, 2008	1,800,000	$1,800	$48,200	$(40,198)	$9,802

The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited)

	Six Months ended Sept. 30, 2008	Period from Inception (July 31, 2007) to Sept. 30, 2007	Period from Inception (July 31, 2007) to Sept. 30, 2008

Operating Activities
Net (loss)	$(23,200)	$—	$(40,198)
(Increase) in prepaid expenses	(378)	—	(378)
Increase in accounts payable	(1,500)	—	4,000

Cash from operating activities	(25,078)	—	(36,576)

Financing Activities
Increase in due to stockholder	326	—	1,674
Sale of stock	—	—	50,000

Cash from financing activities	326	—	51,674

Increase in cash	(24,752)	—	15,098
Cash, opening	39,850	—	—

Cash, closing	$15,098	$—	$15,098

Supplemental information:
Taxes paid	$—	$—	$—

Taxes paid	$—	$—	$—

Non-cash activities:
Stock issued for services	$—	$—	$—

Stock issued for accounts payable	$—	$—	$—

Stock issued for notes payable and interest	$—	$—	$—

Stock issued for convertible debentures and interest	$—	$—	$—

Convertible debentures issued for services	$—	$—	$—

Warrants issued	$—	$—	$—

Stock issued for penalty on default of convertible debenture	$—	$—	$—

Note payable issued for finance charges	$—	$—	$—

Forgiveness of note payable and accrued interest	$—	$—	$—

The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 1 – Nature of Operations

E-Dispatch Inc. (“the Company”), incorporated in the state of Nevada on July 31, 2007, is a company with business activities in cell phone-based taxi dispatch systems.

The company has limited operations and in accordance with SFAS #7 is considered to be in the development stage.

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
September 30, 2008
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
September 30, 2008
(unaudited)

Note 4 – Capital stock

Common Shares - Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the year, the Company issued 1,800,000 common shares for total proceeds of $50,000.

As at September 30, 2008, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,843, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $40,198.

The Company has non-capital losses of $40,198.

Note 6 – Related Party Transaction

As at September 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $1,674.

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
September 30, 2008
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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $40,198 as of September 30, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

Statement No. 153 - Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

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
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140

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

SFAS No. 156 - Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS No. 157 - Fair Value Measurements

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

SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115

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

SFAS No. 160 - Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51

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

SFAS No. 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

Results of Operations

Revenues

          We had no revenues for the period from July 31, 2007 (date of inception) through September 30, 2008.

Expenses

          Our expenses for the three and six month periods ended September 30, 2008 were $2,153 and $23,200, respectively, and since our inception were $40,198. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

          Our net loss for the three and six month periods ended September 30, 2008 were $2,153 and $23,200, respectively. During the period from July 31, 2007 (date of inception) through September 30, 2008, we incurred a net loss of $40,198. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,800,000 shares of common stock.

Liquidity and Capital Resources

          Our balance sheet as of September 30, 2008, reflects assets of $15,476. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

          The financial statements contained herein for the fiscal quarter ended September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Roderick Macutay	President, Treasurer and Director	November 10, 2008
Roderick Macutay