Form 10-Q
period 2008-12-31
E DISPATCH INC
filed 2009-02-17
CIK 1432254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal quarter ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

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

       Registrant's telephone number, including area code: (425) 646-2391

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]NO [X]

The issuer had 1,800,000 shares of its common stock issued and outstanding as of February 10, 2009.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          11

ITEM 4.  Controls and Procedures                                             12

PART II

ITEM 1.  Legal Proceedings                                                   14

ITEM 1A. Risk Factors                                                        14

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          14

ITEM 4.  Submission of Matters to a Vote of Security Holders                 14

ITEM 5.  Other Information                                                   14

ITEM 6.  Exhibits                                                            14

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "E-Dispatch Inc.," "Company," "we," or "our," unless the context otherwise requires, mean E-Dispatch Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and as such the Company's actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

     *    dependence on key personnel;

     *    competitive factors;

     *    degree of success of research and development programs

     *    the operation of our business; and

     * general economic conditions in the United States, the Philippines and other locations in Asia.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                December 31, 2008
                                   (unaudited)

                                                                December 31,        March 31,
                                                                   2008               2008
                                                                 --------           --------
                                                                (unaudited)
ASSET

Cash                                                             $ 14,538           $ 39,850
                                                                 --------           --------

Total Assets                                                     $ 14,538           $ 39,850
                                                                 ========           ========

LIABILITIES

Accounts payable and accruals                                    $  5,824           $  5,500
Due to stockholder                                                  1,674           $  1,348
                                                                 --------           --------

Total Liabilities                                                   7,498              6,848
                                                                 --------           --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   1,800,000 common shares                                          1,800              1,800
  Additional paid in capital                                       48,200             48,200
  Deficit accumulated during the development stage                (42,960)           (16,998)
                                                                 --------           --------

Total Stockholders' Equity                                          7,040             33,002
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 14,538           $ 39,850
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                                         Cumulative
                                                                                                        Amounts From
                                                                                     Date of               Date of
                              Three months     Three months      Nine months       Incorporation        Incorporation
                                 ended            ended            ended        (July 31, 2007) to   (July 31, 2007) to
                               December 31,     December 31,     December 31,       December 31,         December 31,
                                  2008             2007             2008               2007                 2008
                               ----------       ----------       ----------         ----------           ----------
REVENUE                        $       --       $       --       $       --         $       --           $       --
                               ----------       ----------       ----------         ----------           ----------
OPERATING EXPENSES
  Accounting and legal              1,500               --           20,000                 --               33,000
  General & administrative          1,250              948            5,904                948                7,355
  Web design                           --               --               --                 --                2,500
  Bank charges                         12               17               58                 17                  105
                               ----------       ----------       ----------         ----------           ----------

Loss before income taxes           (2,762)            (965)         (25,962)              (965)             (42,960)

Provision for income taxes             --               --               --                 --                   --
                               ----------       ----------       ----------         ----------           ----------

Net loss                       $   (2,762)      $     (965)      $  (25,962)        $     (965)          $  (42,960)
                               ==========       ==========       ==========         ==========           ==========

Basic and diluted loss per
 Common share (1)
                               ==========       ==========       ==========         ==========
Weighted average number
of common shares
outstanding                     1,800,000        1,800,000        1,800,000          1,800,000
                               ==========       ==========       ==========         ==========

----------
(1) less than $0.01


    The accompanying notes are an integral part of these financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
       For the period from Inception (July 31, 2007) to December 31, 2008
                                   (unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                       Common Shares        Additional       During
                                                  Issued                     Paid-in       Development        Total
                                                  Shares        Amount       Capital          Stage          Equity
                                                  ------        ------       -------          -----          ------
Balance, July 31, 2007 (date of inception)             --      $    --      $     --        $      --       $     --

Common shares issued to founder
 at $0.01 per share on July 31, 2007            1,000,000        1,000         9,000               --         10,000
Common shares issued at private placement
 at $0.05 per share on November 23, 2007          800,000          800        39,200               --         40,000
Net (loss) from inception on July 31, 2007
to March 31, 2008                                      --           --            --          (16,998)       (16,998)
                                                ---------      -------      --------        ---------       --------

Balance, March 31, 2008                         1,800,000        1,800        48,200          (16,998)        33,002

Net (loss) for the period ending
 December 31, 2008                                     --           --            --          (25,962)       (25,962)
                                                ---------      -------      --------        ---------       --------

DECEMBER 31, 2008                               1,800,000      $ 1,800      $ 48,200        $ (42,960)      $  7,040
                                                =========      =======      ========        =========       ========


    The accompanying notes are an integral part of these financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                     Period from          Period from
                                                                  Nine months         Inception            Inception
                                                                    ended        (July 31, 2007) to   (July 31, 2007) to
                                                                  December 31,       December 31,         December 31,
                                                                     2008               2007                 2008
                                                                   --------           --------             --------
OPERATING ACTIVITIES
  Net (loss)                                                       $(25,962)          $   (965)            $(42,960)
  Increase in accounts payable                                          324                 --                5,824
                                                                   --------           --------             --------

Cash from operating activities                                      (25,638)              (965)             (37,136)
                                                                   --------           --------             --------
FINANCING ACTIVITIES
  Increase in due to stockholder                                        326              1,047                1,674
  Sale of stock                                                          --             50,000               50,000
                                                                   --------           --------             --------

Cash from financing activities                                          326             51,047               51,674
                                                                   --------           --------             --------

Increase in cash                                                    (25,312)            50,082               14,538

Cash, opening                                                        39,850                 --                   --
                                                                   --------           --------             --------

Cash, closing                                                      $ 14,538           $ 50,082             $ 14,538
                                                                   ========           ========             ========

Supplemental information:
  Taxes paid                                                       $     --           $     --             $     --
                                                                   --------           --------             --------
  Taxes paid                                                       $     --           $     --             $     --
                                                                   --------           --------             --------

Non-cash activities:
  Stock issued for services                                        $     --           $     --             $     --
                                                                   ========           ========             ========
  Stock issued for accounts payable                                $     --           $     --             $     --
                                                                   ========           ========             ========
  Stock issued for notes payable and interest                      $     --           $     --             $     --
                                                                   ========           ========             ========
  Stock issued for convertible debentures and interest             $     --           $     --             $     --
                                                                   ========           ========             ========
  Convertible debentures issued for services                       $     --           $     --             $     --
                                                                   ========           ========             ========
  Warrants issued                                                  $     --           $     --             $     --
                                                                   ========           ========             ========
  Stock issued for penalty on default of convertible debenture     $     --           $     --             $     --
                                                                   ========           ========             ========
  Note payable issued for finance charges                          $     --           $     --             $     --
                                                                   ========           ========             ========
  Forgiveness of note payable and accrued interest                 $     --           $     --             $     --
                                                                   ========           ========             ========

    The accompanying notes are an integral part of these financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                                   (unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DUE TO STOCKHOLDER

As at December 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $1,674. The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

In our management's opinion, there is a market need for a low-cost taxi dispatch system. Our cell phone-based taxi dispatch system will be predicated on a software product that will reside on a personal computer to be used by the taxi dispatcher/system operator. We intend for our taxi dispatch system to allow the taxi dispatcher/system operator to receive customer phone calls and to enter requests for taxis into the system, which will then create and send interactive text messages to taxis that are in service advising them of the waiting customers.

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

Our system will take advantage of current internet and cellular technology as well as the increased functionality of today's cell phones, which are already owned by many taxi drivers for their personal use. During the next twelve months we expect that our Directors will dedicate time to the success of the business by spending at least 20 to 25 hours per week on the development of our business.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception) through December 31, 2008.

EXPENSES

Our expenses for the three and nine month periods ended December 31, 2008 were $2,762 and $25,962 and since our inception were $42,960. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three and nine month periods ended December 31, 2008 were $2,762 and $25,962. During the period from July 31, 2007 (date of inception) through December 31, 2008, we incurred a net loss of $42,960. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,800,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2008, reflects assets of $14,538. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended December 31, 2008, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on May 28, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.                          Description
-----------                          -----------

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

                                   E-DISPATCH INC.


                                   By: /s/ Roderick Macutay
                                      ------------------------------------------
                                      Roderick Macutay, President, Treasurer
                                      and Director
                                      Principal Executive and Financial Officer

Date February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signatures                          Title                       Date
     ----------                          -----                       ----


/s/ Roderick Macutay               President, Treasurer        February 13, 2009
------------------------------     and Director
Roderick Macutay