Form 10-K
period 2009-03-31
E DISPATCH INC
filed 2009-07-13
CIK 1432254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-151212

                                 E-DISPATCH INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                74-3232809
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

800 Bellevue Way, Suite 400, Bellevue, WA                           98004
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (425) 646-2391

              Securities registered under Section 12(b) of the Act:

      None                                                  N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A - no common stock traded during period

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,840,000 shares of common stock as of July 2, 2009.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     Part I

Item 1.   Business                                                             3
Item 1A.  Risk Factors                                                        11
Item 2.   Properties                                                          15
Item 3.   Legal Proceedings                                                   15
Item 4.   Submission of Matters to a Vote of Securities Holders               15

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   15
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16
Item 8.   Financial Statements                                                19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            31
Item 9A.  Controls and Procedures                                             31
Item 9B.  Other Information                                                   31

                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance              33
Item 11.  Executive Compensation                                              34
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     35
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        37
Item 14.  Principal Accounting Fees and Services                              37

                                     Part IV

Item 15.  Exhibits                                                            37

Signatures                                                                    38

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully management or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "E-Dispatch" mean E-Dispatch Inc., unless otherwise indicated.

ITEM 1. BUSINESS

OVERVIEW OF THE COMPANY

We are a development stage company that was incorporated on July 31, 2007 in the state of Nevada. We have commenced only limited operations, primarily focused on developing our cell phone-based taxi dispatch system and organizational matters in connection with this offering. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the Company, nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We have not generated any revenue to date and we do not expect to generate any revenues during the first 12 months following this offering. We have reserved a domain name.

The taxi dispatch system that we are planning to develop will be a software product that resides on a personal computer to be used by a system operator. The taxi dispatch system will work with software that installs and runs on GSM mobile phones or PDA's using SMS/GPRS protocol.

We intend for our taxi dispatch system to allow the taxi dispatcher/system operator to receive customer phone calls and to enter requests for taxis into the system, which will then create and send text messages to taxis in service advising them of waiting customers. Dispatch details, including location, customer name, and time of request, will be available in the text message in a standardized format for quick review. Each of the taxi company's taxi drivers will receive the text message on his cell phone or PDA simultaneously, thus providing each taxi driver with the opportunity to respond to the request for a taxi. To accept the customer order, a taxi driver would enter a confirmation code on his cell phone. The first taxi driver to respond will be awarded the customer order. The system will then broadcast a second text message noting that this customer has been allocated. If none of the taxi drivers enters a confirmation code accepting the order, then the "new customer request for a taxi" will stay on the system until the order is accepted and the fare is allocated.

Our system will enable taxi drivers to use their cell phones to keep in touch with the dispatcher/system operator, thus saving on the cost of installing expensive hardware systems in each vehicle. Our taxi dispatch system will also provide taxi drivers with messaging services similar to MSN Messenger. When a taxi is available, the driver will be able to log on to the taxi dispatch system using his cell phone. When the taxi driver is busy, in transit with a customer, or unavailable for a period of time, he will be able to inform the dispatcher of his unavailability through his cell phone. When a customer has completed his journey, the driver will be able to log the time, location, and amount received into the system. A taxi driver will be able to perform all of these functions by using his cell phone's existing mobile data capabilities. To ensure accurate record keeping, our taxi dispatch system will generate log entries for each day, and generate cross-posting of transactions to the taxi company's general ledger for accounting purposes.

For the small business operator, the cost of purchasing a taxi dispatch system and installing fixed or portable monitors in each taxi cab is expensive. Our taxi dispatch system, by combining the use of cell phones already owned by taxi drivers with a low-cost computer server and a low-cost personal computer system to be operated by the taxi dispatcher, will enable taxi companies to acquire an affordable taxi dispatch system.

THE MARKET OPPORTUNITY

The cell phone has become a primary means of communication, especially in places that lack the wired telecommunications infrastructure of countries like the U.S., Canada, and Western Europe. According to the December 2006 issue of Evolution Shift, written by David Houle, there are over 210 million active cell phone accounts in the U.S., which has a population of about 300 million people. In 1990 a mere 1,888,000 cell phones were sold, while in the year 2000, 52,600,000 cell phone units were sold. Houle suggests that the same growth model is underway in developing and third world countries, citing 6 million new subscribers a month in India and over 5 million new subscribers a month in China. This explosive growth is having a transformational impact on the way people communicate today.
http://www.evolutionshift.com/blog/2006/12/08/cell-phones-are-transformative/

Use of the internet is the second transformational trend that has affected the manner in which information is shared today. The World Wide Web provides a low-cost platform for the development and delivery of services. Leveraging both of these emerging technologies will be a key component of our business. We believe that the convergence of widespread cell phone use with low-cost internet based communication systems will enable our taxi dispatch system to meet the needs of taxi companies looking for a low-cost taxi dispatch system. In particular, we believe that our proposed taxi dispatch system could be used cost effectively in the Philippines and in other underdeveloped countries around the world.

We plan to initially focus our business in the Philippines and then to expand internationally.

OUR COMPETITION

A number of companies offer taxi dispatch products. While some of these products will directly compete with our proposed taxi dispatch system, these products are sophisticated systems that target the high-end of the market, and, in particular, taxi companies located in developed countries. These competitors include:

1. DESCO http://desco-soft.com/
This company was formerly known as Coastal Computer Corporation and has been in business for 26 years. dESCO sells a GSM-based dispatch system. They offer a computer software system for the service industry that is generic in nature and allows for customization by the client buying the software. dESCO's product, ESC Service Manager, is dispatch software for small and large service companies, including taxi businesses. The company claims to have 15,000 customers for all its product offerings.

2. ERAYTEC INTERNATIONAL INC. http://www.eraytech.com/ This Taiwan based company has developed a vehicle tracking and GPS tracking system they call the AVTS-3000. Formed in 2001, Eraytec International has annual sales between $1 million and $2.5 million according to published online report found at http://www.alibaba.com /catalog/12029677/GPS_Tracking_And_Dispatch_System.html.
According to the company, the AVTS-3000 features GPS, GSM, GPRS functions on a LCD graphic monitor with 16 special functions keys for communication between the system operator and the drivers. Eraytec's system uses a call center and a combination of voice and text messaging to communicate with the taxi drivers in the field. Each taxi cab driver must have one of the company's graphic LCD monitors installed in his vehicle in order to communicate with the dispatch system operator. Eraytec is currently working with customers in Taiwan, Indonesia, and India.

3. DIGITAL DISPATCH INC. http://www.digital-dispatch.com/
Digital Dispatch is a Canadian company that has been in business for 20 years. They sell wireless mobile data products and wireless devices, and claim to have 75,000 wireless mobile data devices in use and nearly 200 wireless data systems installed on 4 continents. Their taxi dispatch product offering requires the installation of a wireless mobile data device in each taxi cab, which product the company sells in conjunction with the company's dispatch software for use by the system operator.

NOMADIT http://www.nomad-it.com/
NomadIT is an independent software development company based in Dublin, Ireland. They have a product available called the Nomad Taxi Dispatch System utilizing GPRS and GSM. Each taxi needs a PDA and GPS unit to connect to the system operator's personal computer.

MOBISOFT  www.mobisoft.fi/
This company, based in Tampere, Finland, has developed a product they call TaxiBook, a system with automatic booking and dispatch features. The system seeks a suitable vehicle for each booking in real time. TaxiBook was designed to work with the national cell phone network that covers the entire country of Finland. Each taxi must install a terminal, either a fixed model or a portable one, for communications with the system operator.

Based on our market research, we have not identified any other company that currently offers exactly the same service that we plan to develop. Each one of the companies listed above requires that each taxi cab have either a portable or a fixed terminal installed in the taxi cab to communicate with the system operator. Our system will not have that requirement and thus will offer substantial cost savings in comparison.

OUR SOFTWARE PRODUCT

The taxi dispatch system that we are planning to develop will consist of server software, call center software for dispatch, and a software program that is downloadable to the taxi drivers' cell phones. The system will work with software that installs and runs on the GSM mobile phone or PDA's using SMS/GPRS protocol. Taxi drivers will be able to download our proprietary messaging service software directly to their cell phones. Once installed, the messaging service will allow a taxi driver to be in communication with the taxi dispatcher/system operator without having to install any hardware in the taxi cab.

Our product will be web-based, with product delivery and system updates done over the internet. We plan to sell the product to small taxi companies using the World Wide Web as our primary sales and marketing tool.

HOW THE SYSTEM WORKS

The main dispatch system will reside on a server in a data center or at the taxi company's administrative office. A software program will be installed on the personal computer of each taxi dispatcher to allow access to the main dispatch site. A system operator will be trained to input the data into the taxi dispatch system. Each customer call will be logged on to the system and start the dispatch process. The dispatcher/system operator will enter the pick-up-address information and destination into pre-defined fields that are highlighted on his computer monitor. Once the new request for a taxi is completed, the computer system will prepare a SMS (Short Message Service) that will be sent to all taxi drivers operating in the area at the time. The broadcast message will be available only to cell phone users who are part of the network. Taxi drivers will receive the message on their cell phones and decide whether to accept the customer request for a taxi. Each taxi driver will be able to respond with his personal identification code if he chooses to accept the new request for a taxi. All responses will be sent through the taxi drivers' cell phones. The SMS server will receive the short text messages from the taxi drivers, arrange them in the sequence of time in which they arrived, and assign the customer request for a taxi to the first driver who responded to the outgoing request message. The system will then send a confirmation message to the driver assigned to handle the customer request for a taxi. The taxi driver who receives the confirmation message will then proceed to the location for the waiting customer. When the taxi ride is completed, the taxi driver will send a SMS to acknowledge completion of the task and he will enter the amount of the fare. The financial data will be directed to the daily accounting file for record keeping purposes.

PRODUCT DESIGN AND DEVELOPMENT

For a detailed description of the planned product design and development process, see "Taxi Dispatch System Development."

EARLY STAGE DEVELOPMENT

While we are in the software and web site development phase of operations, we plan to establish an information-only web site about the Company. Our information-only web site will offer general information about the Company, and its products and services.

The Directors of the Company plan to outsource the software and web site development to an offshore company in order to save money and to expedite the development process. Web hosting will also be contracted out.

Within the second quarter of this year we plan to have the system design completed and the technical specification done as well. When we enter into agreements with software and web site development companies, we plan to have each one sign a Non-Disclosure Agreement that will include an acknowledgement that all intellectual property rights remain with e-Dispatch Inc.

MARKETING & SALES STRATEGY

Our marketing strategy will be multi-faceted and designed to gain maximum exposure in the shortest amount of time. In the Philippines, where we intend to first market our product, we will focus our marketing efforts on developing our contacts in small towns throughout the country. We hope to achieve extensive coverage by working in conjunction with the economic development offices situated in provinces and regions throughout the Philippines. They have an existing infrastructure designed to assist small businesses in a variety of ways, including marketing helpful products and services to them. Discussions that we have had with our local contacts in the Philippines suggest that this may be an effective way to spread the word about our new service to other small businesses. These offices have an interest in helping small businesses network with interested parties. The Philippines Center for Economic Development - http://www.pced.gov.ph/ - has many contacts that may be helpful to our business.

The main effort of our marketing strategy will be directed at online advertising using well established programs. For example, the Google internet search page (http://google.com) can provide such services for internet based companies like ours.

We plan to start by using Google Adwords to advertise our business. This program offers a graduated advertising approach that will allow us to control the frequency of the advertisements. The program provides the number of times the advertisements appear and updates on how much we are spending, and grants us the flexibility to increase or eliminate our advertising campaign at any time. The last feature is most appealing because it means that we do not have to enter into a long term contract, thus reducing our long term risk. (https://adwords.google.com/). The Google advertising campaign will be monitored on a month to month basis to track results and related costs.

We plan to begin our marketing plan in month six of the first year of business.

SEARCH ENGINE MARKETING

In addition, we plan to install meta-tags on each of the pages of our web site. Meta-tags are code words that reside in the hidden infrastructure of a web page and help to highlight a web page when someone is using a search engine to find information. For example, by including words such as "TAXI DISPATCH GPS", our web page will appear higher on the search page results of search engines like Google, Yahoo, AltaVista, Dogpile, and others. This approach is commonly referred to as search engine optimization. By achieving a higher ranking in the search page results we hope to increase the number of web visitors who come to see our web page and decide to do business with us. We intend to undertake a quarterly review to monitor the effectiveness of our search engine optimization program.

MULTI-LINGUAL NEWSLETTER

The Company's Directors are fluently bilingual in Filipino and English. We hope to take advantage of this ability by publishing a quarterly newsletter available from our web site in both languages. We hope that this type of marketing will help establish a strong connection with taxi cab companies and other potential business partners throughout the Philippines.

Our personal contacts in the Philippines have already created interest in our business idea. Once our taxi dispatch service is available, we anticipate being able to attract and retain a sustainable client base. Unlike other products that are a single purchase only, our taxi dispatch system will include ongoing revenue earned from monthly support fees for system operator support, and monthly license fees for every taxi driver using the system (See the "Pricing Model" section below). This means that the business has the potential to continue generating revenues even after our taxi dispatch system has been installed in the field.

CUSTOMER SUPPORT

An online System Operators Training Course will be included with each system sold to taxi companies. A similar online Taxi Drivers Customer Support program will be available to taxi drivers. Customer Support for our taxi company customers will be included as part of the monthly System Support Contract Fee. Our web site will offer continuous updates to all customers at no cost.

All training courses will be conducted online using existing technology and online web conferencing products from companies such as Glance.com http://www.glance.com/. The Glance system allows the person doing the training to control the desktop computer screen of web site visitors who log onto the Glance network. By combining the online conference with a digital phone call over the internet we can be in direct contact with customers in a timely and effective manner.

TAXI DISPATCH SYSTEM DEVELOPMENT

We plan to develop and deploy our taxi dispatch system. We intend to outsource both our web site development and our product software development in order to minimize the costs involved and to expedite the development process. Our development plan is described below in a section by section layout in order to identify the development stages and the estimated time to complete each stage.

Our system will take advantage of current internet and cellular technology as well as the increased functionality of today's cell phones, devices that are already owned by many taxi drivers for their personal use. During the next twelve months we expect that our Directors will contribute personally to the success of the business by spending at least 20 to 25 hours per week on our business.

DESIGN AND DEVELOPMENT OF OUR WEB SITE:

The information only website is complete. We plan to expand our website by including demos and downloads on this website. This is planned to be completed by the end of the second quarter.

WEB HOSTING:  We have hired a web hosting company.

SELECTION OF THE SOFTWARE DESIGNER: Product design will begin after the selection of the software designer. Our plan is to use an offshore company or individual in order to keep our costs down. Our market research indicates that there are a suitable number of experienced companies available that can do the work within our budget. Selection of the independent contractor will be based on such contractor's past experience with similar development projects. We have conducted preliminary discussions with prospective software development firms. We intend to conclude these discussions and select a software developer by the end of the third quarter of 2010.

SPECIFICATIONS AND HIGH-LEVEL DESIGN: We expect to complete specifications for the product and high level design within two months after the selection of the software contractor. The work on the specifications and high-level design will be in a collaborative manner between the Directors and the software contractor.

INFRASTRUCTURE DEVELOPMENT: This will include the purchase of two computers that will be used as servers. One server will be used for product development, and the other server for the online deployment of the taxi dispatch service on the internet. We estimate that installation of the operating system, development tools, and database will take two weeks to complete. This work will be handled by the software contractor. In order to keep our costs as low as possible, we will be using open source software such as Linux as an operating system, mySQL as a database, and C and PhP as programming languages, all of which are available as open source products on the internet at no cost.

DATABASE CONFIGURATION AND DESIGN: During the development phase, we will work on a database design that features a scalable software application. The software contractor will be responsible for this task while our management will be directly involved in the ongoing supervision of the work, and benchmarking and testing of the database. We estimate that this will take one month to complete and this work will begin after the set-up of the development server. Security procedures and a daily backup process will be used from the start of the high level design work and carried forward to all aspects of the development process.

MAIN DISPATCH SERVER: This will be the heart of the product. The Main Dispatch Server will handle all of the message processing, and the message relay among the taxi drivers' cell phones, the main database, and the system operator. The Main Dispatch Server will track all of the transactional information and will have reporting capabilities. Managers will be able to run sales reports on a daily, weekly, monthly, quarterly, and annual basis. Managers will be able to review the performance of each taxi driver, including monies received from customers.

SMS GATEWAY: A sophisticated communications system will be built around the industry standard SMS communications protocol. The SMS Gateway will be able to read SMS messages and place them in a queue. These messages will be transmitted to and from the cell phones of the taxi drivers, as well as to and from the Main Dispatch Server. We will be using the cell phone company's SMS communications protocol to send and receive messages.

DESKTOP APPLICATIONS FOR SYSTEMS OPERATOR: The desktop applications will reside on the dispatcher's personal computer. It will have a section to record incoming requests for a taxi, to broadcast taxi requests in sequential order, and to track jobs allocated and those still waiting assignment, as well as completed jobs.

SOFTWARE FOR CELL PHONES OR PDA'S USING SMS OR GPRS PROTOCOL: This software will be downloadable by the taxi drivers directly to their cell phones or other mobile phone devices. The software will be available for download from our web server, and will provide all the functionality of our taxi dispatch system.

TAXI DRIVER'S MODULE: This will be the area of our web site dedicated to taxi drivers. It will feature general background information, How-To-Download instructions, a Help section, a Frequently Asked Questions section, and a system upgrades area.

SYSTEM OPERATOR'S TRAINING & SUPPORT MODULE: Our product will include an online dispatcher/system operator training module. The product development process will include producing an online Training & Support Manual for customers.

DEMONSTRATION CAPABILITY: We plan to develop an online demonstration of our taxi dispatch service that will be available on our web site. The demonstration will feature a live demonstration at pre-arranged times with our staff. Using temporary passwords we will be able to duplicate a live scenario for a system operator and taxi drivers in the field.

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

              Expenditures                             US Dollar Amount
              ------------                             ----------------
              Web Site/Software Development                 8,000
              Marketing                                     3,500
              Sales/ Technical Support Assistant            1,500
              Web-hosting                                   1,200
              Office Rent                                   2,400
              Office Equipment                              1,000
              Offices Expenses                              1,000
              Telephone                                     1,000
              Miscellaneous                                   400
              Legal and Accounting                          7,500
              Transfer Agent                                2,500
                                                          -------
              TOTAL EXPENSES                              $30,000
                                                          =======

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our system will be over the internet.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our business plan and the nature of our system do not hinge on one or a few major customers; however, if we obtain one or more large corporate accounts, then we may end up being dependent on one or a few major customers.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the internet. The adoption of any such laws or regulations may decrease the growth of commerce over the internet, increase our cost of doing business, or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    Sales and other taxes;
     *    User privacy;
     *    Pricing controls;
     *    Characteristics and quality of products and services;
     *    Consumer protection;
     *    Libel and defamation;
     *    Copyright, trademark and patent infringement; and
     *    Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any costs to date and have plans to undertake certain research and development activities during the first year of operation. For a detailed description see "Taxi Dispatch System Development."

EMPLOYEES

We have commenced only limited operations; therefore, we have no employees. Our officers and Directors provide service to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff. We do plan to hire a sales representative in or around September 2010 to assist in promoting the marketing of our service.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATING TO OUR LACK OF OPERATING HISTORY

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $(52,081) for the period from July 31, 2007, (date of inception) through March 31, 2009. We anticipate generating losses for the next 12 months. We do not anticipate generating revenues prior to the end of 2009. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

2. WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EXECUTE OUR BUSINESS PLAN.

We were incorporated on July 31, 2007. We currently have no products, customers, or revenues. Although we have begun initial planning for the development of our Taxi Dispatch System, we may not be able to execute our business plan with the funds that we have raised and we may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

3.   OUR BUSINESS PLAN MAY BE UNSUCCESSFUL.

The success of our business plan is dependent on our developing our Taxi Dispatch System. Our ability to develop this system is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon the acceptance of our system by taxi company operators. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

4. WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT WILL CONTINUE IN THE FUTURE.

Management believes that the prior investment of $50,000 by our current stockholders will not be sufficient to commence and continue our planned activities for approximately 12 months after the offering. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our planed taxi dispatch services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

RISKS RELATING TO OUR BUSINESS

5. OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER STOCKHOLDERS.

Our officers and Directors hold 55.6% of the outstanding shares of our common stock.

These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

6. SINCE OUR OFFICERS AND DIRECTORS MAY WORK OR CONSULT FOR OTHER COMPANIES, THEIR OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation our business. Since our officers and Directors are currently employed full-time elsewhere, they are able to commit to us only up to 20-25 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

7.   OUR OFFICERS AND DIRECTORS ARE LOCATED IN THE PHILIPPINES.

Since all of our officers and Directors are located in the Philippines, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

RISKS RELATING TO OUR STRATEGY AND INDUSTRY

8.   DISPATCH SYSTEMS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the taxi dispatch market, we must continue to design, develop and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such services will depend on a variety of factors, including:

     *    Identifying and responding to market demand for new services;
     * The scalability of our equipment platforms to efficiently deliver our services;
     *    Keeping abreast of technological changes;

     * Timely developing and implementing new product/service offerings and features;
     *    Maintaining quality of performance;
     *    Providing cost-effective service and support; and
     *    Promoting our services and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced services in a timely manner, if such new or enhanced services do not achieve sufficient market acceptance, or if such new service introductions decrease demand for existing services, our operating results would decline and our business would not grow.

9. WE ARE A SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE. ALSO, INTENSE COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours.

10. WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR SERVICES AND ONGOING OPERATIONS.

The development of our system and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our system products and sell our services, which could adversely affect our financial results and impair our growth.

11. BECAUSE MRS. SUAVA AND MR. MACUTAY HAVE NO EXPERIENCE IN RUNNING A COMPANY THAT SELLS TAXI DISPATCH SYSTEMS, THEY MAY NOT BE ABLE TO SUCCESSFULLY OPERATE SUCH A BUSINESS WHICH COULD CAUSE YOU TO LOSE YOUR INVESTMENT.

We are a start-up company and we intend to market and sell our Taxi Dispatch System. Mrs. Suava and Mr. Macutay, our current officers, have effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon these individuals' ability to make appropriate business decisions in these areas. It is possible that their lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

12. IF WE ARE UNABLE TO ATTRACT AND RETAIN THE INTEREST OF TAXI COMPANY OPERATORS, WE WILL NOT BE SUCCESSFUL.

We will rely significantly on our ability to attract and retain the interest of taxi company operators. We will need to continually evaluate and build our system to keep pace with the needs of both taxi drivers and the operators of the taxi companies. We may be unable to identify or obtain the participation of a sufficient number of taxi companies that are interested in licensing our system, which may decrease the potential for the growth of our business. We cannot assure that we will be successful in signing up taxi operators to our system. The cost of attracting these operators may be higher than we anticipate, and, as a result, our profitability could be minimal. Similarly, if we are unable to attract and retain the interest of taxi operators, our ability to offer our system may decline and, which may result in failure of our system to be commercially viable.

13.  OUR SUCCESS DEPENDS ON INDEPENDENT CONTRACTORS TO DEVELOP OUR SYSTEM.

We intend to rely on third party independent contractors for software development, database design, web site interface, web hosting, and for other development functions. These third party developers may not dedicate sufficient resources or give sufficient priority to developing our required resources. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified software development contractors, and we can provide investors with no assurance that our web site and associated databases and administrative software will be developed according to the specifications that we require. If we are unsuccessful in addressing these risks, our business will most likely fail.

14. WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT WE PROVIDE.

The operation of our system will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our service and cause us to lose customers or make it more difficult to attract new ones. In addition, because our system may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other losses to our customers.

15. IF A THIRD PARTY ASSERTS THAT WE INFRINGE ITS PROPRIETARY RIGHTS, WE COULD BE REQUIRED TO REDESIGN OUR SOFTWARE, PAY SIGNIFICANT ROYALTIES, OR ENTER INTO LICENSE AGREEMENTS.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

     *    Be expensive and time-consuming to defend;
     *    Result in negative publicity;
     * Force us to stop selling our services that rely on the challenged intellectual property;
     *    Require us to redesign our software products;
     *    Divert management's attention and our other resources; or
     * Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

16. OUR PRODUCT WILL EMPLOY PROPRIETARY TECHNOLOGY, WHICH WILL BE DIFFICULT TO PROTECT.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We intend to rely on a combination of patent, trade secret, copyright and trademark laws, together with non-disclosure agreements and technological measures to establish and protect proprietary rights in our proposed product. We cannot assure you that these efforts will provide meaningful protection for our technology because:

     * some foreign countries may not protect our proprietary rights as fully as do the laws of the United States;
     * if a competitor were to infringe on our proprietary rights, enforcing our rights may be time consuming and costly, diverting management's attention and our resources;
     * measures like entering into non-disclosure and non-competition agreements afford only limited protection;
     * unauthorized and/or unidentifiable parties may attempt to copy aspects of our products and develop similar software or to obtain and use information that we regard as proprietary; and
     * our competitors may be able to design around our intellectual property rights or independently develop products that are substantially equivalent or superior to our products.

17. THE DEMAND FOR OUR PROPOSED SOLUTION DEPENDS IN LARGE PART ON CONTINUED USE OF TAXIS AS A MEANS OF TRANSPORTATION IN THE PHILIPPINES. A DECLINE IN DEMAND, OR A DECREASE OR DELAY IN SPENDING BY TAXI DISPATCHERS AND TAXI OPERATORS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We cannot assure you of the rate, or the extent to which, the taxi dispatch market will grow, if at all. Demand for our Taxi Dispatch System will depend on the magnitude and timing of capital spending by taxi operators. In the event of a downturn in the use of taxis in the Philippines, taxi operators may be required to reduce their capital expenditures, cancel or delay new developments, or take a cautious approach to acquiring new equipment and technologies, which could have a negative impact on our business.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own any real property. We currently maintain our corporate office at 800 Bellevue Way, Suite 400, Bellevue, Washington, 98004. We pay monthly rent of $150 to our landlord for use of this space. This space is sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

As at the date of this document, the Company has received its trading symbol ("EDCH") but is yet to develop a market for its securities.

HOLDERS OF OUR COMMON STOCK

On July 2, 2009 the shareholders' list of our common stock showed 42 registered shareholder and 1,800,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

In our management's opinion, there is a market need for a low-cost taxi dispatch system. Our cell phone-based taxi dispatch system will be predicated on a software product that will reside on a personal computer to be used by the taxi dispatcher/system operator. We intend for our taxi dispatch system to allow the taxi dispatcher/system operator to receive customer phone calls and to enter requests for taxis into the system, which will then create and send interactive text messages to taxis that are in service advising them of the waiting customers

We believe that our current funding will allow us to begin our product development, develop our web site, market our product, and remain in business for twelve months. We hope to begin to generate revenues by the end of calendar 2009. If we are unable to generate revenues for any reason, or if we are unable to make a reasonable profit after 2009 we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional funds, we may seek to obtain such funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

ACTIVITIES TO DATE

Management has completed background research on the market for a taxi dispatch service like the one we propose, both in the Philippines and elsewhere. We have created an information-only web site located at http://www.e-dispatchinc.com, and a second web site called http://www.e-dispatch.net. Our information-only web site provides general information about the company and our intended products and services. This site will be updated as our software and services are developed. Our website is hosted by an internet service company at a cost of $100 a month over a three year period on a month-to-month basis with no cancellation penalties.

PLAN OF OPERATION

Our plan of operation is to develop and deploy our taxi dispatch system. We intend to outsource both our web site development and our product software development in order to minimize the costs involved and to expedite the development process. Our intended plan is described below in a section-by-section layout in order to identify the development stages and the estimated time to complete each stage.

Our system will take advantage of current internet and cellular technology as well as the increased functionality of today's cell phones, devices that are already owned by many taxi drivers for their personal use. During the next twelve months we expect that our Directors will contribute personally to the success of the business by spending at least 20 to 25 hours per week on our business.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception), through March 31, 2009.

EXPENSES

Our expenses for the twelve month period ended March 31, 2009 and 2008, were $35,083 and $16,998. During the period from July 31, 2007 (date of inception), through March 31, 2009, we incurred expenses of $52,081. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended March 31, 2009 and 2008 was $35,083 and $16,998. During the period from July 31, 2007 (date of inception), through March 31, 2009, we incurred a net loss of $52,081. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 1,800,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2009 reflects assets of $8,655 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 1,800,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of E-Dispatch Inc. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
E-Dispatch, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of E-Dispatch, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2009, and the periods from inception on July 31, 2007 to March 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Dispatch, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2009, and the periods from inception on July 31, 2007 through March 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $52,081, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 19, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

E-Dispatch Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2009 and 2008

                                                                  March 31,          March 31,
                                                                    2009               2008
                                                                  --------           --------
Assets
  Cash                                                            $  7,681           $ 39,850
  Prepaid expenses                                                     974                 --
                                                                  --------           --------
Total Current Assets                                                 8,655             39,850
                                                                  --------           --------

Total Assets                                                      $  8,655           $ 39,850
                                                                  ========           ========
Liabilities
  Accounts payable and accrued liabilities                        $  9,063           $  5,500
  Due to related party                                               1,673              1,348
                                                                  --------           --------
Total Current Liabilities                                           10,736              6,848
                                                                  --------           --------

Total Liabilities                                                   10,736              6,848
                                                                  --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
    1,800,000 common shares                                          1,800              1,800
  Additional paid in capital                                        48,200             48,200
  Deficit accumulated during the development stage                 (52,081)           (16,998)
                                                                  --------           --------
Total Stockholders' Equity (Deficit)                                (2,081)            33,002
                                                                  --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)             $  8,655           $ 39,850
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Statements of Operations

                                                                 Period from            Period from
                                                                  Inception              Inception
                                            Year Ended       (July 31, 2007) to     (July 31, 2007) to
                                             March 31,            March 31,              March 31,
                                               2009                 2008                   2009
                                            ----------           ----------             ----------
Revenue                                     $       --           $       --             $       --
                                            ----------           ----------             ----------
Expenses
  Legal and accounting                          26,562               13,000                 39,562
  Web design                                        --                2,500                  2,500
  General and administrative                     8,521                1,498                 10,019
                                            ----------           ----------             ----------
Total expenses                                  35,083               16,998                 52,081

Provision for income taxes                          --                   --                     --
                                            ----------           ----------             ----------

Net (Loss)                                  $  (35,083)          $  (16,998)            $  (52,081)
                                            ==========           ==========             ==========

Basic and diluted (loss) per share          $    (0.02)          $    (0.01)
                                            ==========           ==========
Weighted average number of common
 shares outstanding                          1,800,000            1,197,403
                                            ==========           ==========


    The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from Inception (July 31, 2007) to March 31, 2009

                                                                                        Accumulated
                                                                                          Deficit
                                                                         Additional       During
                                                      Common Stock         Paid in      Development
                                                   Shares      Amount      Capital         Stage         Total
                                                   ------      ------      -------         -----         -----
Balance, July 31, 2007 (date of inception)              --     $   --      $    --       $     --      $     --

Shares issued to founder on July 31, 2007 @
$0.01 per share (par value $0.001 per share)     1,000,000      1,000        9,000             --        10,000

Private placement on November 23, 2007 @
$0.05 per share (par value $0.001 per share)       800,000        800       39,200             --        40,000

Net (loss) for the period from inception on
July 31, 2007 to March 31, 2008                         --         --           --        (16,998)      (16,998)

                                                 ---------     ------      -------       --------      --------

Balance, March 31, 2008                          1,800,000      1,800       48,200        (16,998)       33,002
                                                 =========     ======      =======       ========      ========

Net (loss) for the year-ended March 31, 2009            --         --           --        (35,083)      (35,083)
                                                 ---------     ------      -------       --------      --------

Balance, March 31, 2009                          1,800,000     $1,800      $48,200       $(52,081)     $ (2,081)
                                                 =========     ======      =======       ========      ========


    The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                             Period from           Period from
                                                                              Inception             Inception
                                                          Year Ended     (July 31, 2007) to    (July 31, 2007) to
                                                           March 31,          March 31,             March 31,
                                                             2009               2008                  2009
                                                           --------           --------              --------
Operating Activities:
  Net (Loss)                                               $(35,083)          $(16,998)             $(52,081)
  (Increase) in prepaid expenses                               (974)                --                  (974)
  Increase in accounts payable and accrued liabilities        3,563              5,500                 9,063
                                                           --------           --------              --------
Cash from (used in) operating activities                    (32,494)           (11,498)              (43,992)
                                                           --------           --------              --------
Financing Activities:
  Increase in due to stockholder                                325              1,348                 1,673
  Proceeds from sale of stock                                    --             50,000                50,000
                                                           --------           --------              --------
Cash from financing activities                                  325             51,348                51,673
                                                           --------           --------              --------

Increase (Decrease) in cash                                 (32,169)            39,850                 7,681

Cash, opening                                                39,850                 --                    --
                                                           --------           --------              --------

Cash, closing                                              $  7,681           $ 39,850              $  7,681
                                                           ========           ========              ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                 $     --           $     --              $     --
  Income taxes                                             $     --           $     --              $     --


    The accompanying notes are an integral part of these financial statements

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 1 - NATURE OF OPERATIONS

E-Dispatch Inc. ("the Company"), incorporated in the state of Nevada on July 31, 2007, is a company with business activities in cell phone based taxi dispatch systems.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2  - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $52,081 as of March 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder.
The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

PROPERTY

The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $150 per month.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING

The Company expenses advertising costs as incurred. The Company has had no advertising activity since inception.

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the year ended March 31, 2008, the company issued 1,800,000 common shares for total proceeds of $50,000.

As at March 31, 2009, the Company had 1,800,000 common shares issued and outstanding.

As at March 31, 2009, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,458, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $52,081.

The company has non-capital losses of $52,081.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at March 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $1,673.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 8 - CONCENTRATIONS OF RISKS

Cash Balances -

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

E-Dispatch Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of March 31, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

          Name                  Age                  Position
          ----                  ---                  --------

     Roderick C. Macutay        37         President, Treasurer, and Director

     Tina Suava                 48         Secretary and Director

MR. RODERICK C. MACUTAY

Mr. Roderick C. Macutay has been our President, Treasurer and a Director since we were incorporated on July 31, 2007.

Since April 2007, Mr. Macuaty has been employed at MAXX Marketing Inc. in Pasig City, Philippines as a Creative Artist. He is responsible for working on creative ideas and graphics for premium items such as toys/collectibles for Jollibee, Kellogs, Nestle, Unile and other corporate accounts. From February 2003 to April 2007, Mr. Macutay worked as a Senior Illustrator at C&E Publishing Inc. in Quezon City, Philippines, where he was the senior illustrator for textbooks, creating top quality illustration artwork used for covers, spot illustrations, diagrams, CD covers, materials for book fairs and other promotional materials. From March 2003 to September 2003, Mr. Macutay worked as a Colorist / Illustrator for 123 Marketing Inc. in Quezon City, where his duties included creating illustrations for stickers, children's promotional materials and later coloring them using poster color and watercolor. Since 2000, Mr. Macutay has also worked for M.C. Dacanay Architectural Design Office as a freelance Architectural Renderer. Mr. Macutay is responsible for the company's architectural presentations; coloring perspectives using acrylics and watercolors as mediums; and he was the key designer and rendered the statues for the Diplog Monument Project in Diplog City. From October to December 2001, Mr. Macutay worked as a Decorative Artist/Muralist for the Meridian Development Group. He worked on wall murals and decorative art for the kitchens, powder rooms, master bedrooms and hallways of several condominium units. From 1998 to 2002, Mr. Macutay worked as a Background Artist for the Philippine Animation Studios Inc. and for FIL-Cartoons Inc. His duties included preparation of colored backdrops for the animated shows. From 1995 to 1998, he worked as an Architectural Renderer for Tuanquin Designs and Illustrations in Quezon City. Mr. Macutay is a graduate of the University of Santo Tomas with a Bachelor of Fine Arts in Painting.

TINA SUAVA

Ms. Suava has been a Director since we were incorporated on July 31, 2007 and has served as Secretary of the Company since December 17, 2007. Mrs. Suava has over 15 years computer systems experience in technical project management, product launches, tech support, and direct customer sales. Mrs. Suava has worked for IBM in the Philippines since the Spring of 2000, and her current position is Project Manager. In this role, she consults with local businesses and leads project teams in major system conversions, and assists executive level management in defining project boundaries and in formulating budgetary guidelines and estimates. From June 1995 to Spring 2000, Mrs. Suava worked for Intel Philippines as an Account Manager, where she served as onsite manager for the support of internal and external clients, providing e-Commerce product solutions for business-to-business online auction and e-Procurement software. Mrs. Suava first joined Intel Philippines in June of 1992 as a Senior Customer Service Representative, and in January 1994 she was promoted to Sales & Marketing Account Manager.

AUDIT COMMITTEE

We do not have an audit committee at this time.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended March 31, 2009.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                Long Term Compensation
                                 -----------------------------   -------------------------------------
                                                                          Awards            Pay-outs
                                                                 -----------------------    --------
                                                                 Securities   Restricted
                                                                 Underlying    Shares or
                                                                  Options/    Restricted
Name and Principal                                                  SARs         Share        LTIP
     Position         Year(1)    Salary      Bonus      Other     Granted        Units      Pay-outs   All Other
     --------         -------    ------      -----      -----     -------        -----      --------   ---------
Mr. Roderick           2007       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Macutay                2008       Nil         Nil        Nil        Nil           Nil          Nil        Nil
President,             2009       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Treasurer and
Director

Mrs. Tina Suava        2007       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Secretary and          2008       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Director               2009       Nil         Nil        Nil        Nil           Nil          Nil        Nil

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                         Option Awards                                             Stock Awards
             -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                           Equity
                                                                                                                          Incentive
                                                                                                              Equity        Plan
                                                                                                             Incentive     Awards:
                                                                                                               Plan       Market or
                                                                                                              Awards:      Payout
                                                Equity                                                       Number of    Value of
                                               Incentive                            Number                   Unearned     Unearned
                                              Plan Awards;                            of          Market      Shares,      Shares,
               Number of      Number of        Number of                            Shares       Value of    Units or     Units or
              Securities     Securities       Securities                           or Units     Shares or     Other         Other
              Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
              Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
               Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name         Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----         -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Mr. Roderick      --              --              --           --         --          --            --           --           --
Macutay

Mrs. Tina         --              --              --           --         --          --            --           --           --
Suava

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

 COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of July 2, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                      Name and Address           Amount and Nature       Percentage
Title of Class     of Beneficial Owner(2)    of Beneficial Ownership     of Class(1)
--------------     ----------------------    -----------------------     -----------
Common Stock             Mr. Macutay                 500,000                 27.8%

Common Stock             Mrs. Suava                  500,000                 27.8%

All Officers as
 a Group                                           1,000,000                 55.6%

----------
(1)  Based on 1,800,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans.

                                  Number of                                               Number of securities
                            securities to be issued        Weighted-average          remaining available for future
                               upon exercise of            exercise price of            issuance under equity
                             outstanding options,        outstanding options,       compensation plans (excluding
                             warrants and rights         warrants and rights       securities reflected in column (a))
Plan category                        (a)                          (b)                              (c)
-------------                 -------------------         -------------------       -----------------------------------
Equity                                --                           --                               --
compensation plans
approved by security
holders

Equity                                --                           --                               --
compensation plans not
approved by security
holders

Total                                 --                           --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of March 31, 2009, there is a balance owing to one of our stockholders in the amount of $1,673. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended March 31, 2009, Moore and Associates, Chartered billed us for $3,500 in audit fees.

REVIEW FEES

Moore and Associates, Chartered, billed us $4,500 for reviews of our quarterly financial statements in 2008 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Moore and Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2009

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit            Description
-------            -----------

  3.1          Articles of Incorporation of Registrant *

  3.2          Bylaws of Registrant *

  4.1          Specimen Common Stock Certificate*

  5.1 Opinion of SRK Law Offices regarding the legality of the securities being registered *

  23.1         Consent of Moore & Associates, Chartered *

  23.2         Consent of Legal Counsel (incorporated in Exhibit 5.1) *

  24.1 Power of Attorney (contained on the signature page of this registration statement *)

  31.1         Certification of Roderick Macutay *

  32.1         Certification of Roderick Macutay *

----------
* Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          E-DISPATCH INC.


                                          By: /s/ Roderick Macutay
                                              ----------------------------------
                                              Roderick Macutay
                                              President, Treasurer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                             Title                     Date
     ----------                             -----                     ----


/s/ Roderick Macutay          President, Treasurer, Secretary,     July 2, 2009
---------------------------   and Director
Roderick Macutay