Form 10-K/A
period 2009-03-31
E DISPATCH INC
filed 2009-10-29
CIK 1432254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended March 31, 2009

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2008 was approximately $40,000 based upon 800,000 shares held by non-affiliates and a closing market price of $0.05 per share on September 30, 2008.

As of July 2, 2009, there were 1,840,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Explanatory Note                                                             3

                                     PART II

Item 9A. Controls and Procedures                                             4

                                     PART IV

Item 15. Exhibits                                                            6

Signatures                                                                   7

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of E-Dispatch Inc. (the "Company") for the fiscal year ended March 31, 2009, originally filed with the Securities and Exchange Commission (the "SEC") on July 13, 2009 (the "Original Filing"). We are filing this Amendment for the purpose of providing the information required by Item 9A to
Part II to Form 10-K and the exhibit list in Part IV to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

     Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART II

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

     As of March 31, 2009 the Company's principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

     The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2009.

     Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                      Description
-------                      -----------

  3.1          Articles of Incorporation of Registrant *

  3.2          Bylaws of Registrant *

 31.1          Certification of Roderick Macutay

 32.1          Certification of Roderick Macutay

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

                            E-DISPATCH INC.


                            By: /s/ Roderick Macutay
                                ------------------------------------------------
                                Roderick Macutay
                                President, Treasurer, and Director
                                (Principal Executive and Principal Financial and Accounting Officer)

                                October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                                    Title                             Date
     ----------                                    -----                             ----


/s/ Roderick Macutay                 President, Treasurer and Director          October 29, 2009
-------------------------------      (Principal Executive and Principal
Roderick Macutay                     Financial and Accounting Officer)



/s/ Tina Suava                       Secretary and Director                     October 29, 2009
-------------------------------
Tina Suava