Form 10-Q
period 2009-09-30
E DISPATCH INC
filed 2009-11-12
CIK 1432254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended September 30, 2009

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

The issuer had 1,800,000 shares of its common stock issued and outstanding as of November 10, 2009.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          16

ITEM 4.  Controls and Procedures                                             17

PART II

ITEM 1.  Legal Proceedings                                                   19

ITEM 1A. Risk Factors                                                        19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          19

ITEM 4.  Submission of Matters to a Vote of Security Holders                 19

ITEM 5.  Other Information                                                   19

ITEM 6.  Exhibits                                                            19

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                E-Dispatch, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                           September 30, 2009 and 2008

                                                                        September 30,        March 31,
                                                                            2009               2009
                                                                          --------           --------
                                                                         (Unaudited)
Assets
  Cash                                                                    $ 14,632           $  7,681
  Prepaid expenses                                                             436                974
                                                                          --------           --------

Total Current Assets                                                        15,068              8,655
                                                                          --------           --------

Total Assets                                                              $ 15,068           $  8,655
                                                                          ========           ========

Liabilities
  Accounts payable and accrued liabilities                                $ 13,320           $  9,063
  Due to related party                                                      11,512              1,673
                                                                          --------           --------

Total Current Liabilities                                                   24,832             10,736
                                                                          --------           --------

Total Liabilities                                                           24,832             10,736
                                                                          --------           --------
Stockholders' Deficit
  Common stock,  $.001 par value; 100,000,000 shares authorized;
   1,800,000 shares issued and outstanding                                   1,800              1,800
  Additional paid in capital                                                48,200             48,200
  Deficit accumulated during the development stage                         (59,764)           (52,081)
                                                                          --------           --------

Total Stockholders' Deficit                                                 (9,764)            (2,081)
                                                                          --------           --------

Total Liabilities and  Stockholders' Deficit                              $ 15,068           $  8,655
                                                                          ========           ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       Period from
                                                                                                        Inception
                                    Three Months     Three Months     Six Months      Six Months     (July 31, 2007)
                                       Ended            Ended           Ended           Ended              to
                                    September 30,    September 30,   September 30,   September 30,    September 30,
                                        2009             2008            2009            2008             2009
                                     ----------       ----------      ----------      ----------       ----------
Revenues                             $       --       $       --      $       --      $       --       $       --
                                     ----------       ----------      ----------      ----------       ----------
Operating expenses:
  Legal and accounting                    3,250            1,500           5,500          18,500           45,063
  Web design                                 --               --              --              --            2,500
  General and administrative              1,582              653           2,183           4,700           12,201
                                     ----------       ----------      ----------      ----------       ----------
Total operating expenses                  4,832            2,153           7,683          23,200           59,764
                                     ----------       ----------      ----------      ----------       ----------

Loss before income taxes                 (4,832)          (2,153)         (7,683)        (23,200)         (59,764)

Provision for income taxes                   --               --              --              --               --
                                     ----------       ----------      ----------      ----------       ----------

Net Loss                             $   (4,832)      $   (2,153)     $   (7,683)     $  (23,200)      $  (59,764)
                                     ==========       ==========      ==========      ==========       ==========

Net loss per common share -
  basic and diluted                  $    (0.00)      $    (0.00)     $    (0.00)     $    (0.01)
                                     ==========       ==========      ==========      ==========
Weighted average number of common
 shares outstanding -
  basic and diluted                   1,800,000        1,800,000       1,800,000       1,800,000
                                     ==========       ==========      ==========      ==========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from Inception (July 31, 2007) to September 30, 2009
                                   (Unaudited)

                                                                                            Accumulated
                                                                                              Deficit
                                                                             Additional       During
                                                          Common Stock         Paid in      Development
                                                       Shares      Amount      Capital         Stage         Total
                                                       ------      ------      -------         -----         -----
Balance, July 31, 2007 (date of inception)                  --     $   --      $    --       $     --      $     --

Shares issued to founder on July 31, 2007 @
$0.01 per share (par value $0.001 per share)         1,000,000      1,000        9,000             --        10,000

Private placement on November 23, 2007 @
$0.05 per share (par value $0.001 per share)           800,000        800       39,200             --        40,000

Net (loss) for the period from inception on
July 31, 2007 to Junr 30, 2008                              --         --           --        (16,998)      (16,998)
                                                     ---------     ------      -------       --------      --------
Balance, March 31, 2008                              1,800,000      1,800       48,200        (16,998)       21,047

Net (loss) for the year-ended March 31, 2009                --         --           --        (35,083)      (35,083)
                                                     ---------     ------      -------       --------      --------
Balance, March 31, 2009                              1,800,000      1,800       48,200        (52,081)       (2,081)

Net loss for the period-ended  September 30, 2009           --         --           --         (7,683)       (7,683)
                                                     ---------     ------      -------       --------      --------

Balance, September 30, 2009                          1,800,000     $1,800      $48,200       $(59,764)     $ (9,764)
                                                     =========     ======      =======       ========      ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Period from
                                                                                                  Inception
                                                           Six Months         Six Months       (July 31, 2007)
                                                             Ended              Ended                to
                                                          September 30,      September 30,      September 30,
                                                              2009               2008               2009
                                                            --------           --------           --------
Operating Activities:
  Net loss                                                  $ (7,683)          $(23,200)          $(59,764)
  (Increase) decrease in prepaid expenses                        538               (378)              (436)
  Increase (decrease) in accounts payable
   and accrued liabilities                                     4,257             (1,500)            13,320
                                                            --------           --------           --------

Net cash used in operating activities                         (2,888)           (25,078)           (46,880)
                                                            --------           --------           --------
Financing Activities:
  Increase in due to stockholder                               9,839                326             11,512
  Proceeds from sale of stock                                     --                 --             50,000
                                                            --------           --------           --------

Net cash from financing activities                             9,839                326             61,512
                                                            --------           --------           --------

Increase (decrease) in cash                                    6,951            (24,752)            14,632

Cash at beginning of period                                    7,681             39,850                 --
                                                            --------           --------           --------

Cash at end of period                                       $ 14,632           $ 15,098           $ 14,632
                                                            ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                  $     --           $     --           $     --
  Income taxes                                              $     --           $     --           $     --


    The accompanying notes are an integral part of these financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                           September 30, 2009 and 2008
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OPERATIONS

E-Dispatch Inc. ("the Company"), incorporated in the State of Nevada on July 31, 2007, is a company with business activities in cell phone based taxi dispatch systems.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2009 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on July 13, 2009.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

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

FISCAL YEAR END

The Company elected March 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3    Pricing  inputs  that  are  generally   observable   inputs  and  not
           corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

     *    Of  management's   responsibility  for  establishing  and  maintaining
          adequate internal control over its financial reporting;

     * Of management's assessment of the effectiveness of its internal control over financial reporting as of year end; and

     * Of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting.

Furthermore, it is required to file the auditor's attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 "ACCOUNTING FOR REDEEMABLE EQUITY INSTRUMENTS - AMENDMENT TO SECTION 480-10-S99" which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 "FAIR VALUE MEASUREMENT AND DISCLOSURES TOPIC 820 - MEASURING LIABILITIES AT FAIR VALUE", which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 "EARNINGS PER SHARE - AMENDMENTS TO SECTION 260-10-S99",which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, COMPUTATION OF EARNINGS PER SHARE FOR A PERIOD THAT INCLUDES A REDEMPTION OR AN INDUCED CONVERSION OF A PORTION OF A CLASS OF PREFERRED STOCK and EITF Topic D-42, THE EFFECT OF THE CALCULATION OF EARNINGS PER SHARE FOR THE REDEMPTION OR INDUCED CONVERSION OF PREFERRED STOCK. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 "ACCOUNTING FOR INVESTMENTS-EQUITY METHOD AND JOINT VENTURES AND ACCOUNTING FOR EQUITY-BASED PAYMENTS TO NON-EMPLOYEES". This update represents a correction to Section 323-10-S99-4, ACCOUNTING BY AN INVESTOR FOR STOCK-BASED COMPENSATION GRANTED TO EMPLOYEES OF AN EQUITY METHOD INVESTEE. Additionally, it adds observer comment ACCOUNTING RECOGNITION FOR CERTAIN TRANSACTIONS INVOLVING EQUITY INSTRUMENTS GRANTED TO OTHER THAN EMPLOYEES to the Codification. The

Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 "FAIR VALUE MEASUREMENTS AND DISCLOSURES TOPIC 820 - INVESTMENT IN CERTAIN ENTITIES THAT CALCULATE NET ASSETS VALUE PER SHARE (OR ITS EQUIVALENT)", which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor's ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $59,764 at September 30, 2009, a net loss from operations of $7,683 and net cash used in operations of $2,888 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through November 10, 2009, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception) through September 30, 2009.

EXPENSES

Our expenses for the three and six months ended September 30, 2009 were $4,832 and $7,683, and since our inception were $59,764. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three and six months ended September 30, 2009 was $4,832 and $7,683. During the period from July 31, 2007 (date of inception) through September 30, 2009, we incurred a net loss of $59,764. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,800,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2009, reflects assets of $15,068. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended September 30, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

         Date November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

    Signatures                           Title                       Date
    ----------                           -----                       ----


/s/ Roderick Macutay       President, Treasurer and Director   November 10, 2009
-------------------------
Roderick Macutay