Form 10-K/A
period 2009-03-31
E DISPATCH INC
filed 2009-12-11
CIK 1432254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 2)
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended March 31, 2009

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

                                 (425) 646-2391
              (Registrant's telephone number, including area code)

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Explanatory Note                                                             3

                                     PART II

Item 9A. Controls and Procedures                                             4

                                     PART IV

Item 15. Exhibits                                                            7

Signatures                                                                   8

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of E-Dispatch Inc. (the "Company") for the fiscal year ended March 31, 2009, originally filed with the Securities and Exchange Commission (the "SEC") on July 13, 2009 (the "Original Filing"). We are filing this Amendment for the purpose of providing the information required by Item 9A to
Part II to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

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

                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

     Based on that evaluation, our principal executive officer and principal financial officer have concluded that except as noted below in our management's report, the Company's disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

                                December 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                                    Title                             Date
     ----------                                    -----                             ----


/s/ Roderick Macutay                 President, Treasurer and Director          December 10, 2009
-------------------------------      (Principal Executive and Principal
Roderick Macutay                     Financial and Accounting Officer)



/s/ Tina Suava                       Secretary and Director                     December 10, 2009
-------------------------------
Tina Suava