Form 10-Q
period 2009-12-31
E DISPATCH INC
filed 2010-02-12
CIK 1432254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended December 31, 2009

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

The issuer had 1,800,000 shares of its common stock issued and outstanding as of February 12, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          16

ITEM 4.  Controls and Procedures                                             17

PART II

ITEM 1.  Legal Proceedings                                                   18

ITEM 1A. Risk Factors                                                        18

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          19

ITEM 4.  Submission of Matters to a Vote of Security Holders                 19

ITEM 5.  Other Information                                                   19

ITEM 6.  Exhibits                                                            19

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                E-Dispatch, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          December 31,        March 31,
                                                                             2009               2009
                                                                           --------           --------
                                                                          (Unaudited)
Assets
  Cash                                                                     $ 13,488           $  7,681
  Prepaid expenses                                                              337                974
                                                                           --------           --------
Total Current Assets                                                         13,825              8,655
                                                                           --------           --------

Total Assets                                                               $ 13,825           $  8,655
                                                                           ========           ========

Liabilities
  Accounts payable and accrued liabilities                                 $ 15,250           $  9,063
  Due to related party                                                       11,512              1,673
                                                                           --------           --------
Total Current Liabilities                                                    26,762             10,736
                                                                           --------           --------

Total Liabilities                                                            26,762             10,736
                                                                           --------           --------

Stockholders' Deficit
  Common stock , $0.001 par value; 100,000,000 shares authorized;
   1,800,000 shares issued and outstanding                                    1,800              1,800
  Additional paid in capital                                                 48,200             48,200
  Deficit accumulated during the development stage                          (62,937)           (52,081)
                                                                           --------           --------
Total Stockholders' Deficit                                                 (12,937)            (2,081)
                                                                           --------           --------

Total Liabilities and  Stockholders' Deficit                               $ 13,825           $  8,655
                                                                           ========           ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       Period from
                                     Three Months    Three Months     Nine Months     Nine Months     July 31, 2007
                                        Ended           Ended           Ended           Ended        (Inception) to
                                      December 31,    December 31,    December 31,    December 31,     December 31,
                                         2009            2008            2009            2008             2009
                                      ----------      ----------      ----------      ----------       ----------
Revenue                               $       --      $       --      $       --      $       --       $       --
                                      ----------      ----------      ----------      ----------       ----------
Expenses
  Legal and accounting                     2,250           1,500           7,750          20,000           47,313
  Web design                                  --              --              --              --            2,500
  General and administrative                 923           1,262           3,106           5,962           13,124
                                      ----------      ----------      ----------      ----------       ----------
Total expenses                             3,173           2,762          10,856          25,962           62,937

Provision for income taxes                    --              --              --              --               --
                                      ----------      ----------      ----------      ----------       ----------

Net Loss                              $   (3,173)     $   (2,762)     $  (10,856)     $  (25,962)      $  (62,937)
                                      ==========      ==========      ==========      ==========       ==========
Net loss per common share -
 basic and diluted                    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                      ==========      ==========      ==========      ==========
Weighted average number of common
 shares outstanding - basic and
 diluted                               1,800,000       1,800,000       1,800,000       1,800,000
                                      ==========      ==========      ==========      ==========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from Inception (July 31, 2007) to December 31, 2009
                                   (Unaudited)

                                                                                            Accumulated
                                                                                              Deficit
                                                                             Additional       During
                                                          Common Stock         Paid in      Development
                                                       Shares      Amount      Capital         Stage         Total
                                                       ------      ------      -------         -----         -----
Balance, July 31, 2007 (date of inception)                  --     $   --      $    --       $     --      $     --

Shares issued to founder on July 31, 2007 @
$0.01 per share (par value $0.001 per share)         1,000,000      1,000        9,000                       10,000

Private placement on November 23, 2007 @
$0.05 per share (par value $0.001 per share)           800,000        800       39,200                       40,000

Net (loss) for the period from inception on
July 31, 2007 to Junr 30, 2008                                                                (16,998)      (16,998)
                                                     ---------     ------      -------       --------      --------
Balance, March 31, 2008                              1,800,000      1,800       48,200        (16,998)       21,047

Net (loss) for the year-ended March 31, 2009                                                  (35,083)      (35,083)
                                                     ---------     ------      -------       --------      --------
Balance, March 31, 2009                              1,800,000      1,800       48,200        (52,081)       (2,081)

Net loss for the period-ended December 31, 2009                                               (10,856)      (10,856)
                                                     ---------     ------      -------       --------      --------

Balance, December 31, 2009                           1,800,000     $1,800      $48,200       $(62,937)     $(12,937)
                                                     =========     ======      =======       ========      ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Period from
                                                            Nine Months        Nine Months       July 31, 2007
                                                              Ended              Ended          (Inception) to
                                                            December 31,       December 31,       December 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
Cash Flows From Operating Activities:
  Net loss                                                   $(10,856)          $(25,962)          $(62,937)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses                       637                 --               (337)
    Increase in accounts payable and accrued liabilities        6,187                324             15,250
                                                             --------           --------           --------

Net cash used in operating activities                          (4,032)           (25,638)           (48,024)
                                                             --------           --------           --------
Cash Flows From Financing Activities:
  Increase in due to stockholder                                9,839                326             11,512
  Proceeds from sale of common stock                               --                 --             50,000
                                                             --------           --------           --------

Net cash provided by financing activities                       9,839                326             61,512
                                                             --------           --------           --------

Increase (decrease) in cash                                     5,807            (25,312)            13,488

Cash at beginning of period                                     7,681             39,850                 --
                                                             --------           --------           --------

Cash at end of period                                        $ 13,488           $ 14,538           $ 13,488
                                                             ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========

  Income taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                             December, 2009 and 2008
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OPERATIONS

E-Dispatch Inc. ("the Company"), , a development stage company, was incorporated on July 31, 2007 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company plans to engage in cell phone based taxi dispatch systems.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2009 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on July 13, 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

Of  management's   responsibility  for  establishing  and  maintaining  adequate internal control over its financial reporting;

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "EQUITY TOPIC 505 - ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS WITH COMPONENTS OF STOCK AND CASH", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "CONSOLIDATION TOPIC 810 - ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY - A SCOPE CLARIFICATION", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

     1.   A  subsidiary  or group of  assets  that is a  business  or  nonprofit activity
     2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
     3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

     1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
     2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $62,937 at December 31, 2009, a net loss from operations of $10,856 and net cash used in operations of $4,032 for the interim period ended December 31, 2009, respectively.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of December 31, 2009 through January 25, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

We believe that our current funding will allow us to begin our product development, develop our website, market our product, and remain in business for twelve months. We hope to begin to generate revenues during fiscal 2010. If we are unable to generate revenues for any reason or if we are unable to make a reasonable profit during 2010, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. Other than as described in this paragraph, we have no other financing plans at this time.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception) through December 31, 2009.

EXPENSES

Our expenses for the three and nine months ended December 31, 2009 were $3,173 and $10,856, and since our inception were $62,937. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three and nine months ended December 31, 2009 was $3,173 and $10,856. During the period from July 31, 2007 (date of inception) through December 31, 2009, we incurred a net loss of $62,937. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,800,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2009, reflects assets of $13,825. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended December 31, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010.

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

Date February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

    Signatures                           Title                       Date
    ----------                           -----                       ----


/s/ Roderick Macutay       President, Treasurer and Director   February 12, 2010
-------------------------
Roderick Macutay