Form 10-K
period 2010-03-31
E DISPATCH INC
filed 2010-05-11
CIK 1432254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2010

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A - no common stock traded during period.

As of May 10, 2010, there were outstanding 1,800,000 shares of registrant's common stock, par value $0.001 per share.

                       Documents Incorporated by Reference

None.

                                TABLE OF CONTENTS

                                     PART I

Item 1.     Business........................................................  4
Item 1A.    Risk Factors.................................................... 11
Item 1B.    Unresolved Staff Comments....................................... 16
Item 2.     Properties...................................................... 16
Item 3.     Legal Proceedings............................................... 16
Item 4.     Reserved and Removed............................................ 16

                                   PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities............... 16
Item 6.     Selected Financial Data......................................... 17
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...... 20
Item 8.     Financial Statements and Supplementary Data..................... 20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 20
Item 9A(T). Controls and Procedures......................................... 20
Item 9B.    Other Information............................................... 22

                                  PART III

Item 10.    Directors, Executive Officers and Corporate Governance.......... 22
Item 11.    Executive Compensation.......................................... 24
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................. 25
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence.................................................... 25
Item 14.    Principal Accountant Fees and Services.......................... 26

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules...................... 27

Signatures.................................................................. 28

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

     * risks related to the large number of established and well-financed entities that are actively seeking suitable competitive business opportunities;

     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

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

As used in this annual report, the terms "we," "us," "our," "the Company" and "E-Dispatch" mean E-Dispatch Inc., unless otherwise indicated.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW OF THE COMPANY

We are a development stage company that was incorporated on July 31, 2007 in the state of Nevada. We have commenced only limited operations, primarily focused on developing our cell phone-based taxi dispatch system and organizational matters. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the Company, nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

In our management's opinion, there is a market need for low-cost taxi dispatch system. If we receive adequate funding to do so, the taxi dispatch system that we plan to develop will be a software product that resides on a personal computer to be used by a system operator. The taxi dispatch system will work with software that installs and runs on GSM mobile phone or PDAs using SMS/GPRS protocol.

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

Our system would enable taxi drivers to use their cell phones to keep in touch with the dispatcher/system operator, thus saving on the cost of installing expensive hardware systems in each vehicle. Our taxi dispatch system would also provide taxi drivers with messaging services similar to MSN Messenger. When a taxi is available, the driver will be able to log on to the taxi dispatch system using his cell phone. When the taxi driver is busy, in transit with a customer, or unavailable for a period of time, he will be able to inform the dispatcher of his unavailability through his cell phone. When a customer has completed his journey, the driver will be able to log the time, location, and amount received into the system. A taxi driver will be able to perform all of these functions by using his cell phone's existing mobile data capabilities. To ensure accurate record keeping, our taxi dispatch system will generate log entries for each day, and generate cross-posting of transactions to the taxi company's general ledger for accounting purposes.

For the small business operator, the cost of purchasing a taxi dispatch system and installing fixed or portable monitors in each taxi cab is expensive. Our taxi dispatch system, by combining the use of cell phones already owned by taxi drivers with a low-cost computer server and a low-cost personal computer system to be operated by the taxi dispatcher, would enable taxi companies to acquire an affordable taxi dispatch system.

We have not generated any revenue from our business operations to date. We do not anticipate that we will generate revenues until we complete development and deployment of our taxi dispatch system. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our taxi dispatch system, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the date of this annual report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

THE MARKET OPPORTUNITY

The cell phone has become a primary means of communication, especially in places that lack the wired telecommunications infrastructure of countries like the U.S., Canada, and Western Europe. According to the December 2006 issue of Evolution Shift, written by David Houle, there are over 210 million active cell phone accounts in the U.S., which has a population of about 300 million people. In 1990, a mere 1,888,000 cell phones were sold, while in the year 2000, 52,600,000 cell phone units were sold. Houle suggests that the same growth model is underway in developing and third world countries, citing 6 million new subscribers a month in India and over 5 million new subscribers a month in China. This explosive growth is having a transformational impact on the way people communicate today.

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

OUR COMPETITION

A number of companies offer taxi dispatch products. While some of these products will directly compete with our proposed taxi dispatch system, these products are sophisticated systems that target the high-end of the market, and, in particular, taxi companies located in developed countries. These competitors include:

1. dESCO (http://desco-soft.com/)

This company was formerly known as Coastal Computer Corporation and has been in business for 27 years. dESCO sells a GSM-based dispatch system. They offer a computer software system for the service industry that is generic in nature and allows for customization by the client buying the software. dESCO's product, ESC Service Manager, is dispatch software for small and large service companies, including taxi businesses. The company claims to have 15,000 customers for all its product offerings.

2. ERAYTEC INTERNATIONAL INC. (http://www.eraytech.com/)

This Taiwan based company has developed a vehicle tracking and GPS tracking system they call the AVTS-3000. Formed in 2001, Eraytec International has annual sales between $1 million and $2.5 million according to published online reports.

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

3. DIGITAL DISPATCH INC. (http://www.digital-dispatch.com/)

Digital Dispatch is a Canadian company that has been in business for over 20 years. The company sells wireless mobile data products and wireless devices, and claims to have 75,000 wireless mobile data devices in use and nearly 200 wireless data systems installed on 4 continents. Their taxi dispatch product offering requires the installation of a wireless mobile data device in each taxi cab, which product the company sells in conjunction with the company's dispatch software for use by the system operator.

4. NOMADIT (http://www.nomad-it.com/)

NomadIT is an independent software development company based in Dublin, Ireland. They have a product available called the Nomad Taxi Dispatch System utilizing GPRS and GSM. Each taxi needs a PDA and GPS unit to connect to the system operator's personal computer.

5. MOBISOFT (www.mobisoft.fi/)

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

Based on our market research, we have not identified any other company that currently offers exactly the same service that we plan to develop, if we receive the required funding to do so. Each one of the companies listed above requires that each taxi cab have either a portable or a fixed terminal installed in the taxi cab to communicate with the system operator. Our system will not have that requirement and thus will offer substantial cost savings in comparison.

OUR SOFTWARE PRODUCT

If we are able to raise sufficient financing to implement our business plan, the taxi dispatch system that we are planning to develop will consist of server software, call center software for dispatch, and a software program that is downloadable to the taxi drivers' cell phones. The system will work with software that installs and runs on the GSM mobile phone or PDAs using SMS/GPRS protocol. Taxi drivers will be able to download our proprietary messaging service software directly to their cell phones. Once installed, the messaging service will allow a taxi driver to be in communication with the taxi dispatcher/system operator without having to install any hardware in the taxi cab.

Our product will be web-based, with product delivery and system updates done over the internet. If we receive additional funding to commence our marketing plan, we intend to sell the product to small taxi companies using the World Wide Web as our primary sales and marketing tool.

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

PRODUCT DESIGN AND DEVELOPMENT

For a detailed description of the planned product design and development process, see "Taxi Dispatch System Development." Our ability to begin the planned product design and development process is contingent on our ability to raise adequate funding.

EARLY STAGE DEVELOPMENT

While we are in the software and web site development phase of operations, we plan to establish an information-only web site about the Company if we receive additional funding. Our information-only web site will offer general information about the Company, and its products and services.

In the event we raise funds, the Directors of the Company plan to outsource the software and web site development to an offshore company in order to save money and to expedite the development process. Web hosting will also be contracted out.

Also subject to receipt of additional financing, we plan to complete the system design and the technical specifications. If we are able to enter into agreements with software and web site development companies, we plan to have each one sign a non-disclosure agreement that will include an acknowledgement that all intellectual property rights remain with E-Dispatch Inc.

MARKETING & SALES STRATEGY

If we receive funding to implement our marketing plan, our marketing strategy will be multi-faceted and designed to gain maximum exposure in the shortest amount of time. In the Philippines, where we intend to first market our product, we will focus our marketing efforts on developing our contacts in small towns throughout the country. We hope to achieve extensive coverage by working in conjunction with the economic development offices situated in provinces and regions throughout the Philippines. They have an existing infrastructure designed to assist small businesses in a variety of ways, including marketing helpful products and services to them. Discussions that we have had with our local contacts in the Philippines suggest that this may be an effective way to spread the word about our new service to other small businesses. These offices have an interest in helping small businesses network with interested parties. The Philippines Center for Economic Development has many contacts that may be helpful to our business. The main effort of our marketing strategy will be directed at online advertising using well established programs. For example, the Google internet search page can provide such services for internet based companies like ours.

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

Our personal contacts in the Philippines have already created interest in our business idea. Once our taxi dispatch service is available, we anticipate being able to attract and retain a sustainable client base. Unlike other products that are a single purchase only, our taxi dispatch system will include ongoing revenue earned from monthly support fees for system operator support, and monthly license fees for every taxi driver using the system. This means that the business has the potential to continue generating revenues even after our taxi dispatch system has been installed in the field.

CUSTOMER SUPPORT

An online System Operators Training Course will be included with each system sold to taxi companies. A similar online Taxi Drivers Customer Support program will be available to taxi drivers. Customer Support for our taxi company customers will be included as part of the monthly System Support Contract Fee. Our web site will offer continuous updates to all customers at no cost.

All training courses will be conducted online using existing technology and online web conferencing products from companies such as Glance.com. The Glance system allows the person doing the training to control the desktop computer screen of web site visitors who log onto the Glance network. By combining the online conference with a digital phone call over the internet we can be in direct contact with customers in a timely and effective manner.

TAXI DISPATCH SYSTEM DEVELOPMENT

If we receive funding to develop and deploy our taxi dispatch system, we intend to outsource both our web site development and our product software development in order to minimize the costs involved and to expedite the development process. Our development plan is described below in a section by section layout in order to identify the development stages and the estimated time to complete each stage.

Our system will take advantage of current internet and cellular technology as well as the increased functionality of today's cell phones, devices that are already owned by many taxi drivers for their personal use. During the next twelve months we expect that our Directors will contribute personally to the success of the business by spending at least 20 to 25 hours per week on our business.

DESIGN AND DEVELOPMENT OF OUR WEBSITE

The information only website is complete. If we receive funding, we plan to expand our website by including demos and downloads on this website.

WEB HOSTING

We have hired a web hosting company.

SOFTWARE DESIGN

To the extent we raise capital to develop our business, we believe that our software design process will include the following steps:

     * SELECTION OF THE SOFTWARE DESIGNER: Product design will begin after the selection of the software designer. Our plan is to use an offshore company or individual in order to keep our costs down. Our market research indicates that there are a suitable number of experienced companies available that can do the work within our budget. Selection of the independent contractor will be based on such contractor's past experience with similar development projects. We have conducted preliminary discussions with prospective software development firms.
     * SPECIFICATIONS AND HIGH-LEVEL DESIGN: We expect to complete specifications for the product and high level design within two months after the selection of the software contractor. The work on the specifications and high-level design will be in a collaborative manner between the Directors and the software contractor.
     * INFRASTRUCTURE DEVELOPMENT: This will include the purchase of two computers that will be used as servers. One server will be used for product development, and the other server for the online deployment of the taxi dispatch service on the internet. We estimate that installation of the operating system, development tools, and database will take two weeks to complete. This work will be handled by the software contractor. In order to keep our costs as low as possible, we will be using open source software such as Linux as an operating system, mySQL as a database, and C and PhP as programming languages, all of which are available as open source products on the internet at no cost.
     * DATABASE CONFIGURATION AND DESIGN: During the development phase, we will work on a database design that features a scalable software application. The software contractor will be responsible for this task while our management will be directly involved in the ongoing supervision of the work, and benchmarking and testing of the database. We estimate that this will take one month to complete and this work will begin after the set-up of the development server. Security procedures and a daily backup process will be used from the start of the high level design work and carried forward to all aspects of the development process.
     * MAIN DISPATCH SERVER: This will be the heart of the product. The Main Dispatch Server will handle all of the message processing, and the message relay among the taxi drivers' cell phones, the main database, and the system operator. The Main Dispatch Server will track all of the transactional information and will have reporting capabilities. Managers will be able to run sales reports on a daily, weekly, monthly, quarterly, and annual basis. Managers will be able to review the performance of each taxi driver, including monies received from customers.
     * SMS GATEWAY: A sophisticated communications system will be built around the industry standard SMS communications protocol. The SMS Gateway will be able to read SMS messages and place them in a queue. These messages will be transmitted to and from the cell phones of the taxi drivers, as well as to and from the Main Dispatch Server. We will be using the cell phone company's SMS communications protocol to send and receive messages.
     * DESKTOP APPLICATIONS FOR SYSTEMS OPERATOR: The desktop applications will reside on the dispatcher's personal computer. It will have a section to record incoming requests for a taxi, to broadcast taxi requests in sequential order, and to track jobs allocated and those still waiting assignment, as well as completed jobs.
     * SOFTWARE FOR CELL PHONES OR PDAS USING SMS OR GPRS PROTOCOL: This software will be downloadable by the taxi drivers directly to their cell phones or other mobile phone devices. The software will be available for download from our web server, and will provide all the functionality of our taxi dispatch system.
     * TAXI DRIVER'S MODULE: This will be the area of our web site dedicated to taxi drivers. It will feature general background information, How-To-Download instructions, a Help section, a Frequently Asked Questions section, and a system upgrades area.
     * SYSTEM OPERATOR'S TRAINING & SUPPORT MODULE: Our product will include an online dispatcher/system operator training module. The product development process will include producing an online Training & Support Manual for customers.

     * DEMONSTRATION CAPABILITY: We plan to develop an online demonstration of our taxi dispatch service that will be available on our web site. The demonstration will feature a live demonstration at pre-arranged times with our staff. Using temporary passwords we will be able to duplicate a live scenario for a system operator and taxi drivers in the field.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our system will be over the internet.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our business plan and the nature of our system do not hinge on one or a few major customers; however, if we receive funds to develop our business plan and obtain one or more large corporate accounts, then we may end up being dependent on one or a few major customers.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. To the extent our funding allows, we are planning to develop a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any costs to date but plan to undertake certain research and development activities if we can raise the necessary capital to do so. For a detailed description see "Taxi Dispatch System Development."

EMPLOYEES

We have commenced only limited operations; therefore, we have no employees. Our officers and Directors provide service to us on an as-needed basis. If we commence full operations, we will need to hire full-time management, sales and administrative support staff.

AVAILABLE INFORMATION

Our website is located at www.edispatchinc.com. We have not yet developed our website to provide our public filings, but our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies free of charge.

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

RISKS RELATING TO OUR LACK OF OPERATING HISTORY

WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $68,611 for the period from July 31, 2007, (date of inception) through March 31, 2010. We anticipate generating losses for the next 12 months. We do not anticipate generating revenues prior to the end of 2010. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

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

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT WILL CONTINUE IN THE FUTURE.

Management believes that the prior investment of $50,000 by our current stockholders will not be sufficient to commence and continue our planned activities. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our planed taxi dispatch services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

AS A PUBLIC COMPANY, WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROL REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission ("SEC") and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we are required to include management's report on internal controls in this annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending March 31, 2011. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

RISKS RELATING TO OUR BUSINESS

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

OUR BOARD OF DIRECTORS DOES NOT INTEND TO DECLARE OR PAY ANY DIVIDENDS TO OUR STOCKHOLDERS IN THE FORESEEABLE FUTURE.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

Pursuant to our Articles of Incorporation, we have, as of the date of this annual report, 100,000,000 shares of common stock authorized. As of May 10, 2010, we have 1,800,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which, if issued, could cause substantial dilution to our existing shareholders.

WE HAVE NOT ESTABLISHED A PUBLIC TRADING MARKET FOR OUR COMMON STOCK, WHICH MAKES IT MORE DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR COMMON STOCK.

Although we have received the symbol "EDCH" for our common stock, we have not developed a public trading market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

OUR COMMON STOCK MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH MAY MAKE IT MORE DIFFICULT TO SELL OUR COMMON STOCK.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

RISKS RELATING TO OUR STRATEGY AND INDUSTRY

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

WE NEED TO RECRUIT AND RETAIN KEY PERSONNEL TO SUPPORT OUR SERVICES AND ONGOING OPERATIONS.

The development of our system and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and ability to recruit other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or Directors or the lack of availability of other skilled personnel would negatively impact our ability to develop our system products and sell our services, which could adversely affect our financial results and impair our growth.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No applicable.

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

ITEM 4. RESERVED AND REMOVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

As at the date of this annual report, the Company has received its trading symbol ("EDCH") but has yet to develop a public trading market for its securities. Our common stock is not presently traded on any market or securities exchange, and we have not applied for listing or quotation on any public market.

HOLDERS OF OUR COMMON STOCK

On May 10, 2010 the shareholders' list of our common stock showed 34 registered shareholders and 1,800,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended March 31, 2010.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no issuer purchases of its equity securities during the year ended March 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

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

In our management's opinion, there is a market need for a low-cost taxi dispatch system. If we receive adequate funding to implement our business plan, our cell phone-based taxi dispatch system will be predicated on a software product that will reside on a personal computer to be used by the taxi dispatcher/system operator. We intend for our taxi dispatch system to allow the taxi dispatcher/system operator to receive customer phone calls and to enter requests for taxis into the system, which will then create and send interactive text messages to taxis that are in service advising them of the waiting customers

We have not generated any revenue from our business operations to date. We do not anticipate that we will generate revenues until we complete development and deployment of our taxi dispatch system. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our taxi dispatch system, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the date of this annual report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

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

PLAN OF OPERATION

Our plan of operation is to develop and deploy our taxi dispatch system. We intend to outsource both our web site development and our product software development in order to minimize the costs involved and to expedite the development process. Our system will take advantage of current internet and cellular technology as well as the increased functionality of today's cell phones, devices that are already owned by many taxi drivers for their personal use. See the "Business" section of this annual report for further description of the proposed next steps in our plan of operation. However, if we are unable to raise additional funding, we will be unable to implement our plan of operation. Accordingly, we may be forced to discontinue our business operations or pursue strategic alternative transactions, including a merger, acquisition, or share exchange.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

                              RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception), through March 31, 2010.

EXPENSES

Our expenses for the twelve month periods ended March 31, 2010 and 2009, were $16,530 and $35,083, respectively. During the period from July 31, 2007 (date of inception) through March 31, 2010, we have incurred expenses of $68,611. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net losses for the twelve-month periods ended March 31, 2010 and 2009 were $16,530 and $35,083, respectively. During the period from July 31, 2007 (date of inception) through March 31, 2010, we have incurred a net loss of $68,611. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 1,800,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2010 reflects assets of $7,564 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 1,800,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate we will continue to generate losses in the near term. Given our March 31, 2010 cash balance of $7,331 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through March 31, 2011, and we will be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us. If we are unable to raise additional capital or generate necessary working capital from operations, our financial position will be seriously and adversely affected, and we will likely be forced to pursue strategic alternative transactions, including a merger, acquisition, or share exchange or cease business operations entirely. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources or to engage in a strategic transaction.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of E-Dispatch Inc. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our Company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to implement our business plan, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on Page F-1 immediately following the text of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed on a Current Report on Form 8-K filed with the SEC on August 7, 2009, Moore and Associates, Chartered was dismissed as our independent accountant on August 7, 2009. On August 7, 2009, we engaged Seale and Beers, CPAs as our new independent registered public accounting firm. As previously disclosed on a Current Report on Form 8-K filed with the SEC on October 23, 2009, on October 18, 2009, we dismissed Seale and Beers, CPAs, which had not provided any services to our company from the period between its engagement and dismissal. On October 8, 2009, our Board of Directors approved the appointment of Li & Company, PC as our independent registered public accounting firm. In connection with each of these changes in accountants, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the fiscal year covered by this Annual Report on Form 10-K for the reasons noted below in our management's report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of March 31, 2010, the Company's principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2010.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OFFICERS AND DIRECTORS

As of March 31, 2010, our officers and Directors and their ages and positions are as follows:

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

TINA SUAVA

Mrs. Suava has been a Director and Secretary since we were incorporated on July 31, 2007. Mrs. Suava has over 15 years computer systems experience in technical project management, product launches, tech support, and direct customer sales. Mrs. Suava has worked for IBM in the Philippines since the Spring of 2000, and her current position is Project Manager. In this role, she consults with local businesses and leads project teams in major system conversions, and assists executive level management in defining project boundaries and in formulating budgetary guidelines and estimates. From June 1995 to Spring 2000, Mrs. Suava worked for Intel Philippines as an Account Manager, where she served as onsite manager for the support of internal and external clients, providing e-Commerce product solutions for business-to-business online auction and e-Procurement software. Mrs. Suava first joined Intel Philippines in June of 1992 as a Senior Customer Service Representative, and in January 1994 she was promoted to Sales & Marketing Account Manager.

CERTAIN RELATIONSHIPS

There are no arrangements, understandings, or family relationships pursuant to which our executive officers or Directors were selected.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our Directors and executive officers have not been involved in any of the following events during the past ten years:

     1. any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

     4. being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has not established a separately-designated standing audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. We are seeking candidates for outside directors to serve on a separate audit committee when we establish one. Similarly, our Board of Directors has not established separately-designated standing nominating or compensation committees either. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

AUDIT COMMITTEE FINANCIAL EXPERT

Due to our small size and limited operations and resources, we currently do not have an audit committee financial expert on our Board of Directors.

CODE OF ETHICS

Given our limited operations and resources and because we are in the development stage, we have not yet adopted a code of ethics. Upon commencement of significant operations, we intend to adopt a code of ethics that will apply to all our officers, directors and employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended March 31, 2010, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

NOMINATIONS TO THE BOARD OF DIRECTORS

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o E-Dispatch Inc., 800 Bellevue Way, Suite 400, Bellevue, Washington, 98004.

ITEM 11. EXECUTIVE COMPENSATION

No Director, executive officer or employee received compensation during the fiscal year ended March 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

No Director, executive officer or employee had any outstanding equity awards as of the fiscal year ended March 31, 2010.

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the Company's executive officers or Directors.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors or executive officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our Directors have not received any compensation for the fiscal year ended March 31, 2010.

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO THE COMPANY'S RISK MANAGEMENT

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has only one class of stock outstanding, its common stock. The table below sets forth the number and percentage of shares of our common stock owned as of May 10, 2010, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our officers and Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

   Name and address                       Amount and Nature of       Percentage
 of Beneficial Owner                      Beneficial Ownership       of Class(1)
 -------------------                      --------------------       -----------

Mr. Roderick C. Macutay                          500,000               27.8%
800 Bellevue Way, Suite 400
Bellevue, Washington 98004

Mrs. Tina Suava
800 Bellevue Way, Suite 400
Bellevue, Washington 98004                       500,000               27.8%

All Officers and Directors as a Group          1,000,000               55.6%

----------
(1) Based on 1,800,000 shares of our common stock outstanding as of May 10, 2010.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of March 31, 2010, there is a balance owing to one of our stockholders in the amount of $11,512. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

DIRECTOR INDEPENDENCE

During the year ended March 31, 2010, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Moore and Associates, Chartered, the Company's independent registered public accounting firm for fiscal year 2009 and for fiscal year 2010 until August 7, 2009 for the fiscal periods shown:

                                                     2010                  2009
                                                    ------                ------
Audit Fees                                          $   --                $3,500
Audit - Related Fees                                 1,500                 4,500
Tax Fees                                                --                    --
All Other Fees                                          --                    --
                                                    ------                ------
Total                                               $1,500                $8,000
                                                    ======                ======

On August 7, 2009, we engaged Seale and Beers, CPAs as our new independent registered public accounting firm. On October 18, 2009, we dismissed Seale and Beers, CPAs, which had not provided any services or billed any fees to our company from the period between its engagement and dismissal. On October 8, 2009, our Board of Directors approved the appointment of Li & Company, PC as our independent registered public accounting firm. The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company, PC, the Company's independent registered public accounting firm since October 8, 2009 for the fiscal period shown:


                                                     2010
                                                    ------
Audit Fees(1)                                       $6,500
Audit - Related Fees                                    --
Tax Fees                                                --
All Other Fees                                          --
                                                    ------
Total                                               $6,500
                                                    ======
----------
(1) The registration of the Company's prior auditor, Moore and Associates, Chartered, under the Public Company Accounting Oversight Board was revoked on August 27, 2009. As a result, the audit opinion of Moore and Associates for fiscal year 2009 has been rendered invalid. Accordingly, amounts included in Audit Fees include amounts paid or accrued by us in fiscal 2010 for the audit of both fiscal years 2009 and 2010 by Li & Company, PC.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal standing audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firms in fiscal 2009 and 2010. The percentage of hours expended on the respective principal accountants' engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the respective principal accountants' full-time, permanent employees was 0%.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit                              Description
-------                              -----------

3.1      Articles of Incorporation of Registrant(1)
3.2      Bylaws of Registrant(1)
4.1      Specimen Common Stock Certificate(1)
16.1 Letter from Moore and Associates, Chartered, dated August 7, 2009 (2) 16.1(a) Letter from Moore and Associates, Chartered, dated September 1, 2009
         (3)
16.2     Letter from Seale and Beers, CPAs, dated October 19, 2009 (4)
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 28, 2008, and incorporated herein by reference.
(2) Attached as Exhibit 16.1 to our Current Report on Form 8-K originally filed with the SEC on August 7, 2009, and incorporated herein by reference.
(3) Attached as Exhibit 16.1 to our Current Report on Form 8-K/A originally filed with the SEC on September 2, 2009, and incorporated herein by reference.
(4) Attached as Exhibit 16.1 to our Current Report on From 8-K originally filed with the SEC on October 23, 2009, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           E-DISPATCH INC.


May 10, 2010                               By: /s/ Roderick Macutay
                                              ----------------------------------
                                              Roderick Macutay
                                              President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                              Capacity                             Date
      ---------                              --------                             ----


/s/ Roderick Macutay             President, Treasurer, and Director           May 10, 2010
-----------------------------    (Principal Executive Officer,
Roderick Macutay                 Financial Officer, and
                                 Principal Accounting Officer)


/s/ Tina Suava                   Secretary and Director                       May 10, 2010
-----------------------------
Tina Suava

                                 E-DISPATCH INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             March 31, 2010 and 2009

                          INDEX TO FINANCIAL STATEMENTS

Contents                                                                 Page(s)
--------                                                                 -------

Report of Independent Registered Public Accounting Firm.................... F-2

Balance Sheets at March 31, 2010 and 2009.................................. F-3

Statements of Operations for the fiscal years ended March 31, 2010 and
2009 for the Period of July 31, 2007 (Inception) through March 31, 2010.... F-4

Statement of Stockholders' Equity (Deficit) for the Period from
July 31, 2007 (Inception) through March 31, 2010........................... F-5

Statements of Cash Flows for the fiscal years ended March 31, 2010 and 2009 for the Period from July 31, 2007 (Inception) through March 31, 2010.. F-6

Notes to the Financial Statements.......................................... F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of E-Dispatch Inc.
(A development stage company)
Bellevue, Washington

We have audited the accompanying balance sheets of E-Dispatch Inc. (a development stage company) (the "Company") as of March 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and for the period from July 31, 2007 (inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended and for the period from July 31, 2007 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a negative working capital and a deficit accumulated during the development stage at March 31, 2010 and had a net loss and cash used in operations for the fiscal year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Li & Company, PC
                                                --------------------------------
                                                Li & Company, PC

Skillman, New Jersey
May 10, 2010

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          March 31,          March 31,
                                                                            2010               2009
                                                                          --------           --------
Assets

Current Assets
  Cash                                                                    $  7,331           $  7,681
  Prepaid expenses                                                             233                974
                                                                          --------           --------

Total Current Assets                                                         7,564              8,655
                                                                          --------           --------

Total Assets                                                              $  7,564           $  8,655
                                                                          ========           ========

Liabilities and Stockholders' Deficit

Liabilities

Current Liabilities
  Accounts payable and accrued liabilities                                $ 14,663           $  9,063
  Due to related party                                                      11,512              1,673
                                                                          --------           --------

Total Current Liabilities                                                   26,175             10,736
                                                                          --------           --------

Total Liabilities                                                           26,175             10,736
                                                                          --------           --------
Stockholders' Deficit
  Common stock, $0.001 par value; 100,000,000 shares authorized;
   1,800,000 shares issued and outstanding                                   1,800              1,800
  Additional paid in capital                                                48,200             48,200
  Deficit accumulated during the development stage                         (68,611)           (52,081)
                                                                          --------           --------

Total Stockholders' Deficit                                                (18,611)            (2,081)
                                                                          --------           --------

Total Liabilities and  Stockholders' Deficit                              $  7,564           $  8,655
                                                                          ========           ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               Period from
                                                                                              July 31, 2007
                                                          Year-ended         Year-ended       (Inception) to
                                                           March 31,          March 31,          March 31,
                                                             2010               2009               2010
                                                          -----------        -----------        -----------
Revenue                                                   $        --        $        --        $        --
                                                          -----------        -----------        -----------
Expenses
  Legal and accounting                                         12,163             26,562             51,725
  Web design                                                       --                 --              2,500
  General and administrative                                    4,367              8,521             14,386
                                                          -----------        -----------        -----------
Total expenses                                                 16,530             35,083             68,611

Provision for income taxes                                         --                 --                 --
                                                          -----------        -----------        -----------

Net Loss                                                  $   (16,530)       $   (35,083)       $   (68,611)
                                                          ===========        ===========        ===========

Net loss per common share -
 basic and diluted                                        $     (0.01)       $     (0.02)
                                                          ===========        ===========
Weighted average number of common shares outstanding -
 basic and diluted                                          1,800,000          1,800,000
                                                          ===========        ===========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
         For the period from July 31, 2007 (Inception) to March 31, 2010

                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional     During the
                                                      Common Stock         Paid in      Development
                                                   Shares      Amount      Capital         Stage         Total
                                                   ------      ------      -------         -----         -----

Balance, July 31, 2007 (inception)                       --    $    --     $    --       $     --      $     --

Shares issued to founder on July 31, 2007
 at $0.01 per share                               1,000,000      1,000       9,000                       10,000

Private placement on November 23, 2007 at
 $0.05 per share                                    800,000        800      39,200                       40,000

Net loss                                                                                  (16,998)      (16,998)
                                                 ----------    -------     -------       --------      --------
Balance, March 31, 2008                           1,800,000      1,800      48,200        (16,998)       33,002

Net loss                                                                                  (35,083)      (35,083)
                                                 ----------    -------     -------       --------      --------

Balance, March 31, 2009                           1,800,000      1,800      48,200        (52,081)       (2,081)

Net loss                                                                                  (16,530)      (16,530)
                                                 ----------    -------     -------       --------      --------

Balance, March 31, 2010                           1,800,000    $ 1,800     $48,200       $(68,611)     $(18,611)
                                                 ==========    =======     =======       ========      ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                Period from
                                                                                               July 31, 2007
                                                           Year-ended         Year-ended       (Inception) to
                                                            March 31,          March 31,          March 31,
                                                              2010               2009               2010
                                                            --------           --------           --------
Cash Flows From Operating Activities:
  Net loss                                                  $(16,530)          $(35,083)          $(68,611)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses                      741               (974)              (233)
    Increase in accounts payable and accrued liabilities       5,600              3,563             14,663
                                                            --------           --------           --------

Net cash used in operating activities                        (10,189)           (32,494)           (54,181)
                                                            --------           --------           --------
Cash Flows From Financing Activities:
  Increase in due to stockholder                               9,839                325             11,512
  Proceeds from sale of common stock                              --                 --             50,000
                                                            --------           --------           --------

Net cash provided by financing activities                      9,839                325             61,512
                                                            --------           --------           --------

Increase (decrease) in cash                                     (350)           (32,169)             7,331

Cash at beginning of period                                    7,681             39,850                 --
                                                            --------           --------           --------

Cash at end of period                                       $  7,331           $  7,681           $  7,331
                                                            ========           ========           ========


               See accompanying notes to the financial statements

                                 E-Dispatch Inc.
                          (A Development Stage Company)
                             March 31, 2010 and 2009
                          Notes to Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

E-Dispatch Inc. ("the Company"), a development stage company, was incorporated on July 31, 2007 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company plans to engage in cell phone based taxi dispatch systems.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 and 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 and 2009.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 and 2009.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 "EARNINGS PER SHARE - AMENDMENTS TO SECTION 260-10-S99 , which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, COMPUTATION OF EARNINGS PER SHARE FOR A PERIOD THAT INCLUDES

A REDEMPTION OR AN INDUCED CONVERSION OF A PORTION OF A CLASS OF PREFERRED STOCK and EITF Topic D-42, THE EFFECT OF THE CALCULATION OF EARNINGS PER SHARE FOR THE REDEMPTION OR INDUCED CONVERSION OF PREFERRED STOCK. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $68,611 at March 31, 2010, a net loss from operations of $16,530 and net cash used in operations of $10,189 for the fiscal year then ended, respectively.

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

NOTE 4 - DUE TO RELATED PARTY

The amount owing to stockholder is unsecured, non-interest bearing and due on demand.

NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the fiscal year ended March 31, 2008, the company issued 1,800,000 common shares for total proceeds of $50,000.

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At March 31, 2010, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $68,661 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $23,328 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $23,328.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $5,620 and $11,928 for the fiscal years ended March 31, 2010 and 2009, respectively.

Components of deferred tax assets at March 31, 2010 and 2009 are as follows:

                                                               March 31,          March 31,
                                                                 2010               2009
                                                               --------           --------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL carry-forwards          $ 23,328           $ 17,708
  Less valuation allowance                                      (23,328)           (17,708)

      Deferred tax assets, net of valuation allowance          $     --           $     --

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                                For the         For the Period
                                                              Fiscal Year     from June 18, 2008
                                                                 Ended            through
                                                               March 31,          March 31,
                                                                 2010               2009
                                                               --------           --------
Federal statutory income tax rate                                 34.0%           34.0%
Change in valuation allowance on net operating
 loss carry-forwards                                             (34.0)%         (34.0)
Effective income tax rate                                          0.0%            0.0%

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of March 31, 2010 through January May 10, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.