Form 10-Q
period 2010-06-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2010-08-06
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 333-151212

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3232809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Bellevue Way, Suite 400 Bellevue, WA 98004 (Address of principal executive offices)

(425) 646-2391 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock at August 6, 2010 was 45,000,000.

INDEX

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of First China Pharmaceutical Group, Inc. as of June 30, 2010 (with comparative figures as of March 31, 2010) and the statements of operations for each of the three months ended June 30, 2010 and 2009, the statements of changes in stockholders’ equity (deficit) for each of the three months ended June 30, 2010 and 2009, and the statements of cash flows for each of the three months ended June 30, 2010 and 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

First China Pharmaceutical Group, Inc.
(Formerly E-Dispatch Inc.)
(A Development Stage Company)
Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)
Assets:
Cash	$27	$7,331
Prepaid expenses	17	233

Total Current Assets	44	7,564

Total Assets	$44	$7,564

Liabilities:
Accounts payable and accrued liabilities	$10,250	$14,663
Due to related party	12,752	11,512

Total Current Liabilities	23,002	26,175

Total Liabilities	23,002	26,175

Stockholders’ Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized;
45,000,000 and 1,800,000 shares issued and outstanding, respectively	45,000	45,000
Additional paid in capital	5,000	5,000
Deficit accumulated during the development stage	(72,958)	(68,611)

Total Stockholders’ Equity (Deficit)	(22,958)	(18,611)

Total Liabilities and Stockholders’ Deficit	$44	$7,564

See accompanying notes to the financial statements.

First China Pharmaceutical Group, Inc.
(Formerly E-Dispatch Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009	For the Period from July 31, 2007 (Inception) through June 30, 2010

Revenue		$-	$-	$-

Operating expenses:
Legal and accounting		3,863	2,250	55,588
Web design		-	-	2,500
General and administrative		484	600	14,870

Total operating expenses		4,347	2,850	72,958

Loss before income taxes		(4,347)	(2,850)	(72,958)

Provision for income taxes		-	-	-

Net Loss		$(4,347)	$(2,850)	$(72,958)

Basic and diluted loss per share	$	(0.00)	$(0.00)

Weighted average number of common shares outstanding		45,000,000	45,000,000

See accompanying notes to the financial statements.

First China Pharmaceutical Group, Inc.
(Formerly E-Dispatch Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from July 31, 2007 (Inception) to June 30, 2010
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, July 31, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founder on July 31, 2007 @ $0.0004 per share (par value $0.001 per share)	25,000,000	25,000	(15,000)	-	10,000
Private placement on November 23, 2007 @ $0.002 per share (par value $0.001 per share)	20,000,000	20,000	20,000	-	40,000
Net loss				(16,998)	(16,998)

Balance, March 31, 2008	45,000,000	45,000	5,000	(16,998)	21,047

Net loss				(35,083)	(35,083)

Balance, March 31, 2009	45,000,000	45,000	5,000	(52,081)	(2,081)

Net loss				(16,530)	(16,530)

Balance, March 31, 2010	45,000,000	45,000	5,000	(68,611)	(18,611)

Net loss	-	-	-	(4,347)	(4,347)

Balance, June 30, 2010	45,000,000	$45,000	$5,000	$(72,958)	$(22,958)

See accompanying notes to the financial statements.

First China Pharmaceutical Group, Inc.
(Formerly E-Dispatch Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	For the Period from July 31, 2007 (Inception) through June 30, 2010

Operating Activities:
Net loss	$(4,347)	$(2,850)	$(72,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	216	598	(17)
Increase (decrease) in accounts payable and accrued liabilities	(4,413)	689	10,250

Net cash used in operating activities	(8,544)	(1,563)	(62,725)

Financing Activities:
Increase in due to related party	1,240	-	12,752
Proceeds from sale of stock	-	-	50,000

Net cash from financing activities	1,240	-	62,752

Net change in cash	(7,304)	(1,563)	27

Cash at beginning of period	7,331	7,681	-

Cash at end of period	$27	$6,118	$27

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

First China Pharmaceutical Group, Inc.
(Formerly E-Dispatch Inc.)
(A Development Stage Company)
June 30, 2010 and 2009
Notes to the Financial Statements
(Unaudited)

Note 1 – Nature of Operations

First China Pharmaceutical Group, Inc., formerly E-Dispatch Inc. (the “Company”), a development stage company, was incorporated on July 31, 2007 under the laws of the State of Nevada.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has not generated any revenues since inception.  The Company plans to engage in cell phone based taxi dispatch systems.

Effective May 14, 2010, the Company amended its Articles of Incorporation to change its name from “E-Dispatch Inc.” to “First China Pharmaceutical Group, Inc.”

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on May 10, 2010.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 or 2009.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity.
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20).  The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855.  Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:

a.	The vendor's performance to achieve the milestone; or
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone.

2.	Relate solely to past performance.

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety.  An individual milestone may not be bifurcated.  An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election.  Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement.
2.	A description of each milestone and related contingent consideration.
3.	A determination of whether each milestone is considered substantive.
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive.
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue.
2.	Income before income taxes.
3.	Net income.
4.	Earnings per share.
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $72,958 at June 30, 2010, a net loss from operations of $4,347 and net cash used in operations of $8,544 for the interim period ended June 30, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Due to Stockholder

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 5 – Stockholders’ Deficit

Effective May 17, 2010, the Board of Directors effectuated a 25-for-1 forward stock split of the Company’s outstanding shares of common stock.

All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the forward stock split.

Following the forward stock split, the Company has 45,000,000 shares of common stock outstanding.

On June 25, 2010, pursuant to approvals by stockholders owning in excess of a majority of the voting power of the Company’s outstanding shares, the Company amended its articles of incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 200,000,000 shares.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2010 through the date these financial statements were issued.   The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. Details about the various risks affecting the Company may be found throughout this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended March 31, 2010. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

First China Pharmaceutical Group, Inc., formerly known as E-Dispatch Inc. (the “Company”, “we”, “our” or “us”) is a development stage company with limited operations and no revenues from our business operations.  We were formed as E-Dispatch Inc. in Nevada on July 31, 2007.  Effective May 14, 2010, we amended our Articles of Incorporation to change our name from “E-Dispatch Inc.” to “First China Pharmaceutical Group, Inc.”

We were formed to develop and sell a low-cost taxi dispatch system. However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding.  As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors analyzed strategic alternatives available to our company to continue as a going concern.  Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to develop our taxi dispatch system, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders.  Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner.  We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

On May 14, 2010, we entered into a Letter of Intent (“LOI”) with First China Pharmaceutical Group, Limited, a Hong Kong company (“FCPG HK”). FCPG HK’s wholly-owned subsidiary, Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China (“XYT”) specializes in bulk sales of Chinese patent drug, antibiotics, bio-chemicals, chemical preparations, biologicals in Yunnan Province, People’s Republic of China.

Under certain non-binding terms of the LOI, the parties agree to act towards entering into a definitive agreement whereby we would acquire all of the issued and outstanding shares of FCPG HK in exchange for the issuance to the sole stockholder of FCPG HK or his nominees of twenty-five percent (25%) ownership interest in our Company (on a post-closing basis).  Upon closing of the voluntary share exchange transaction, both FCPG HK and XYT would become our wholly owned subsidiaries and we will acquire the business and operations of XYT.  The closing date for transaction shall be thirty days from the date FCPG HK completes an audit of its financial statements as required under U.S. securities laws.

On May 17, 2010, we effected a 25-for-1 forward stock split of all of our issued and outstanding shares of common stock and on June 25, 2010, our stockholders approved a proposal to amend our articles of incorporation to increase the total number of authorized shares of our common stock from 100,000,000 to 200,000,000.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our significant accounting policies is set forth in the notes to our audited consolidated financial statements for the year ended March 31, 2010. As of, and for the three months ended June 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010.

Revenues

We had no revenues for the period from July 31, 2007 (date of inception), through June 30, 2010.

Expenses

Our expenses for the three month periods ended June 30, 2010 and 2009, were $4,347 and $2,850, respectively.  During the period from July 31, 2007 (date of inception) through June 30, 2010, we have incurred expenses of $72,958.  These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net losses for the three-month periods ended June 30, 2010 and 2009 were $4,347 and $2,850, respectively. During the period from July 31, 2007 (date of inception) through June 30, 2010, we have incurred a net loss of $72,958.  This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $27 and current liabilities of $23,002.  Our cash needs are primarily for working capital to support our operations and execute our business objectives. We presently finance our operations through the private placement of equity and debt securities. We have limited capital needs in the next 6 months as we have very limited operations.  We believe that our existing capital resources is sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet any aggressive growth plans. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the three months ended June 30, 2010 was $8,544 compared with net cash used in operating activities of $1,563 for the same period in 2009. Net cash used in operating activities for the three months ended June 30, 2010 was mainly due to increased professional fees related to changes in the Company’s legal structure and name.  Net cash used in operating activities for the same period in 2009 was mainly due to increase in prepaid expenses, accounts payable and accrued liabilities.

Net cash used in investing activities was $0 for the three months ended June 30, 2010 and 2009.

Net cash provided by financing activities was $1,240 for the three months ended June 30, 2010, compared with $0 net cash provided by financing activities for the same period in 2009.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash, accounts payable, accrued expenses, debt and derivative liability. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

We did not experience any material changes in interest rate exposures during 2009 and 2010, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at June 30, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of June 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

These material weaknesses include: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Our Principal Executive Officer and Principal Financial Officer believe that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our Principal Executive Officer and Principal Financial Officer believe that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

 Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, dated July 31, 2007 (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed May 28, 2008)
3.2
Amendment to Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada on May 14, 2010 (incorporated by reference from Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on May 17, 2010)

3.3
Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada on June 29, 2010 (incorporated by reference from Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on June 30, 2010)

3.4	Amended and Restated Bylaws of the Company, as adopted June 1, 2010 (incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010)
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: August 6, 2010	/s/ Aidan Hwuang
Name: Aidan Hwuang
Title: President and Director
(Principal Executive Officer)

Date: August 6, 2010	/s/ Aidan Hwuang
Name: Aidan Hwuang
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)