Form 10-Q
period 2010-09-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2010-11-19
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 005-85603

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3232809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Number 504, West Ren Min Road,
Kunming City, Yunnan Province
People’s Republic of China, 650000
(Address of principal executive offices)

852-2138-1668
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
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at November 17, 2010 was 60,000,000.

INDEX

i

Cautionary Notice Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “FCPG” or the “Registrant” refer to First China Pharmaceutical Group, Inc., a Nevada corporation and its wholly owned subsidiaries, First China Pharmaceutical Group Limited, a Hong Kong company, and Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China.

This Quarterly Report contains certain forward-looking statements.  When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.  They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Quarterly Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur.  We qualify any and all of our forward-looking statements entirely by these cautionary factors.  As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND MARCH 31, 2010
(Stated in US Dollars)
(Unaudited)

		At	At
		September 30,	March 31,
	Notes	2010	2010
		$	$

ASSETS
Current Assets
Cash and cash equivalents		41,659	7,331
Restricted Cash		497,232	-
Due from a related party	3	16,752,110	-
Prepaid and deferred expenses		17	233
Inventories	4	6,757,645	-

Total current assets		24,048,663	7,564
Goodwill	5	7,616,646	-
Plant and equipment, net	6	2,501	-
Intangible assets, net	7	2,428	-

TOTAL ASSETS		31,670,238	7,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	8	832,335	-
Notes Payable	10	1,239,657	-
Other payable and accrued liabilities	9	11,776,668	14,663
Due to a related party		12,752	11,512
Income tax payable		2,669,444	-

Total Current Liabilities		16,530,856	26,175

TOTAL LIABILITIES		16,530,856	26,175

COMMITMENTS AND CONTINGENCIES	13	-	-

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding, respectively	11	60,000	45,000
Additional paid-in capital		14,990,000	5,000
Retained earnings		55,041	(68,611)

Accumulated other comprehensive income - foreign currency translation adjustments		34,341	-

TOTAL STOCKHOLDER’S EQUITY		15,139,382	(18,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		31,670,238	(7,564)

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)
(Unaudited)
		Three months ended		Six months ended
		September 30,		September 30,
	Notes	2010	2009	2010	2009
		$	$	$	$

Net sales		1,020,558	-	1,020,558	-
Costs of sales		(820,985)	-	(820,985)	-

Gross profit		199,573	-	199,573	-
Legal and accounting		-	(3,250)	-	(5,500)
Administrative expenses		(913)	(1,582)	(5,260)	(2,183)
Depreciation and amortization		-	-	-	-
Other operating expenses		(10,672)	-	(10,672)	-

Income from operations		187,988	(4,832)	183,641	(7,683)
Interest income		6	-	6	-
Interest expense		-	-	-	-

Income before tax		187,994	(4,832)	183,647	(7,683)
Income tax	12	(59,995)	-	(59,995)	-

Net income		127,999	(4,832)	123,652	(7,683)
Other comprehensive income
- foreign currency translation
adjustments		34,341	-	34,341	-

Comprehensive income		162,340	(4,832)	157,993	(7,683)
Earnings per share	16
Basic		0.0028	(0.0001)	0.0026	(0.0001)
Weighted average number of common shares outstanding		47,445,652	45,000,000	46,229,508	45,000,000

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Stated in US Dollars)
(Unaudited)
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	income	Total
		$	$	$	$	$

Balance, March 31, 2010	45,000,000	45,000	5,000	(68,611)	-	(18,611)
Net income	-	-	-	(4,347)	-	(4,347)
Foreign currency translation adjustments	-	-	-	-	-

Balance, June 30, 2010	45,000,000	45,000	5,000	(72,958)		(22,958)

New issue of common stock	15,000,000	15,000	-	-	-	15,000
Increase in additional paid-in capital			14,985,000	-	-	14,985,000
Net income	-	-	-	127,999	-	127,999
Foreign currency translation adjustments	-	-	-	-	34,341	34,341

Balance, September 30, 2010	60,000,000	60,000	14,990,000	55,041	34,341	15,139,382

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)
(Unaudited)

	Six months ended
	September 30,
	2010	2009
	$	$
Cash Flows from Operating Activities
Net income	119,303	(7,683)
Adjustments to reconcile net income to net cash	-
provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-
Due from a related party	(303,089)	538
Due to a related party	1,240	-
Inventories	44,557	-
Increase (decrease) in other payable and accrued liabilities	209,789	4,257
Prepaid expense	216
Notes payable	(67,615)	-
Income tax payable	(2,761)	-

Net cash used in operating activities	1,640	(2,888)

Cash Flows from Investing Activities
Cash received in acquire investments	509,922	-

Net cash used in investing activities	509,922	-

Cash flows from financing activities
Repayment of borrowings	(18,704)	-
Increase in due to stockholder	-	9,839

Net cash provided by (used in) financing activities	(18,704)	9,839

Effect of foreign currency translation on cash and cash equivalents	38,702	-

Net decrease in cash and cash equivalents	531,560	6,951

Cash and cash equivalents - beginning of period	7,331	7,681

Cash and cash equivalents - end of period	538,891	14,632
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

First China Pharmaceutical Group, Inc., (the “Company”) incorporated in Nevada on July 31, 2007, is a public reporting “shell company”, as defined in Rule 12b-2 of the securities Exchange Act of 1934, as amended. On May 14, 2010, the Company amended its Articles of Incorporation to change its name from “E-Dispatch Inc.” to “First China Pharmaceutical Group, Inc.”.

First China Pharmaceutical Group limited (the “FCPG HK”) was incorporated in Hong Kong on April 29, 2010 under the Companies Ordinance of Hong Kong. FCPG HK acts as the holding company.

Kun Ming Xin Yuan Tang Pharmacies Co. Ltd. (“XYT”) was established under the laws of the People’s Republic of China (“PRC”) on November 12, 2002 with a paid-in capital of RMB 2,000,000 as of September 30, 2010. The head office and warehouse are located at Number 304, West Ren Min Road, Kunming City, Yunnan Province, PRC.

On June 25, 2010, FCPG HK acquired XYT, of which became FCPG HK’s wholly owned subsidiary.

Pursuant to a share sale agreement dated July 5, 2010, the sole shareholder of FCPG HK Group, Mr. Douglas Billingsley sold all of his shares to Mr. Zhen Jiang Wang for considerations. Mr. Zhen Jiang Wang became the sole shareholder of the FCPG HK Group, among which are FCPG HK, and XYT.

On August 23, 2010, the Company entered into a voluntary share exchange agreement with FCPG HK Group (Exchange Agreement). Accordingly, additional 15,000,000 shares of the Company would be issued to Mr. Zhen Jiang Wang, the sole selling shareholder of FCPG HK Group, in exchange for 100% of the issued and outstanding common stock of FCPG HK Group. The newly issued shares would represent 25% of the Company’s issued and outstanding common stock.

On September 15, 2010, the closing date of the Exchange Agreement, Mr. Zhen Jiang Wang owns 25% of the Company’s issued and outstanding common stock. FCPG HK and XYT became the Company’s wholly owned subsidiaries, and the Company acquired the business and operations of FCPG HK and XYT. However, the business and operations of the group are conducted solely through XYT.

Later on, as per a condition of closing the Exchange Agreement dated August 23, 2010, Mr. Zhen Jiang Wang was appointed to the Company’s Board of Directors as Chairman, Mr. Aidan Hwuang resigned as the Company’s President, Chief Financial Officer and Secretary, and Mr. Roderick Macutay resigned from the Board of Directors.

The Company and the Subsidiaries (collectively the “Group”) are principally engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Preparation and Presentation

On September 15, 2010, FCPG US acquired FCPG HK and XYT.  The consolidated statements of income and comprehensive income and conceded statements of cash flows of the companies (including the Company and FCPG HK, XYT) now comprising the group (the “Group”) have been prepared throughout the periods for the three months ended and six months ended to September 30, 2010 and 2009. The pre-control profits of FCPG HK had been eliminated under US GAAP, the post-control profits for the three months ended and six months ended September 30, 2010 was generalize from XYT from September 16, 2010 to September 30, 2010.

The consolidated balance sheets of the Group as at September 30, 2010 and March 31, 2010 have been prepared to present the position of the assets and liabilities of the Group as at the respective dates.

The Group’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for illustrative of interim conceded financial information.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Group, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile.  The accompanying financial statements reflect necessary adjustments not recorded in the books of account of the Company to present them in conformity with US GAAP.

In the opinion of the management of the Group, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(b)	Use of Estimates

In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of due from a related party, inventories and the estimation on useful lives of plant and machinery and intangible assets. Actual results could differ from those estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Group to concentrations of credit risk consist primarily of cash and cash equivalents, other receivable, restricted cash and due from a related party. The Company places its cash with financial institutions with high-credit ratings and quality. The Company conducts periodic reviews of the related party financial conditions and payment practices.

No single external customer exceeded 10% of the Group’s total revenue for the periods presented.

The Company relies on supplies from numerous vendors. The Company had one vendor that accounted for approximately 25% of total purchases for the six months ended September 30, 2010.

(d)	Risk Factors and Liquidity Section

The Company can utilize the retained earnings to pay for dividends to its parent company outside of the PRC provided it fulfills the relevant foreign exchange regulations as promulgated by State Administration of Foreign Exchange (SAFE).

The domestic wages and salaries of foreign employees outside of the PRC as well as other rightful earnings (dividends, bonus and profits, etc.) of shareholders outside of the PRC may be remitted freely out of the PRC after taxes have been paid in accordance with the provisions of the Chinese tax law with a tax certificates.

Since the Company does not have any debt that is generated outside the PRC and does not have any employees located outside the PRC, the management is not aware of any risk of paying in foreign currency in respect of those employee-related and debt-settlement amount due to any other party located outside the PRC.

According to the Bankruptcy law of the PRC, XYT, as a WFOE, needs to have the debt and creditors be settled in priority as set out by the relevant Bankruptcy law of the PRC and its immediate equity holder, FCPG HK, located in Hong Kong, would be last one to be entitled to any residual interest of the entity.  Such priority of payment and distribution in case of liquidating XYT does not have any different priority in respect of PRC nationals or foreigners. The priority is based on the status of being creditors and other requirements as set out in the Bankruptcy law of the PRC which does not have any discrimination or preference in respect to whether the parties are PRC nationals or foreigners.

(e)	Cash and Cash Equivalents

The Group considers all highly liquid investments with initial maturities of six months or less to be cash equivalents.

(f)	Restricted Cash

Deposits in banks for securities of notes payable that are restricted in use are classified as restricted cash under current assets.

(g)	Trade and Other Receivables

Trade and other receivables are recognised initially at fair value and subsequently measured at amortised cost using the effective interest method, less allowance for impairment. An allowance for impairment of trade and other receivables is established when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of receivables. The amount of the allowance is the difference between the receivable’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate computed at initial recognition. The amount of the allowance is recognised in the statement of income and comprehensive income.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(h)	Inventories

Inventories are stated at the lower of cost and net realisable value. Cost is determined using the weighted average basis. The cost of inventories, principally comprising purchase cost and other costs incurred in bringing the inventories to their present location and condition. Net realisable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale.

During the reporting periods, the Group did not make any allowance for slow-moving or defective inventories.

(i)	Plant and Equipment

Plant and equipment are stated at cost less depreciation and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The principal annual rates are as follows:

Office equipment	33 1/3%
Other equipment	20%
Motor vehicles	25%

(j)	Intangible Assets

Intangible assets are stated at cost less amortization and accumulated impairment loss. The intangible assets of the Group represent software in used.  The intangible assets are amortized over their estimated useful lives of 10 years using the straight-line method.

(k)	Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

(l)	Revenue Recognition

Revenue from sales of the Group’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m)	Advertising expenses

Advertising expenses are charged to expense as incurred. No advertising expenses were incurred during the three months and six months ended September 30, 2010 and 2009.

(n)	Income taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(o)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(p)	Foreign Currency Translation

The Group maintains its financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of FCPG HK is Hong Kong dollar (“ HKD”), and the functional currency of Xin Yuan Tang is the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, FCPG HK and Xin Yuan Tang which are prepared using the functional currency have been translated into United States dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	September 30, 2010	March 31, 2010

Closing rate	6.7011	6.8263
	Three Months to September 30, 2010	Six Months to September 30,2010

Average rate	6.7435	6.7636

USD to HKD

	September 30, 2010	March 31, 2010

Closing rate	7.7603	7.7638
	Three Months to September 30,2010	Six Months to September 30, 2010

Average rate	7.7745	7.7623

HK$ is pegged to US$ and hence there is no significant translation adjustment impact on these financial statements.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Financial instruments

The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash and cash equivalents, restricted cash, due from (to) a related party, notes payable, other payable and accrued liabilities and income tax payable approximate their fair values due to the short-term nature of these items. The carrying amounts of short-term borrowings approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

(r)	Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption.

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(r)	Recent Accounting Pronouncements (cont’d)

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162”, which supersedes all existing non-SEC accounting and reporting standards. The codification does not change GAAP but rather organizes it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP carries equal weight and is organized in a topical structure.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(r)	Recent Accounting Pronouncements (cont’d)

The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011.

The Company does not anticipate that the adoption of the above recent accounting pronouncements will have a material impact on these financial statements.

3.	DUE FROM A RELATED PARTY

The amount due from a related party, Mr. Zhen Jiang Wang who is the major equity holder of the Company as of September 30, 2010, is interest free, unsecured and repayable on demand.

We have referred to SAB Topics 4E and 4G and find that the scenario and background described therein, which is related to capital contribution or unpaid equity of an enterprise, is not applicable in the item as presented under “Amount due from shareholder” as presented in the financial statements due to the different nature and background that gives rise to such amount.  The amount as appears in “Amount due from shareholder” herein, in fact, represents a situation where the shareholder of the Company, Mr. Wang, has collected certain trade receivables on behalf of the subsidiary of the Company, XYT, while XYT conducts business in China, whereas Mr. Wang would settle on behalf of the Company, for certain trade payables. Therefore, we suppose the situation is not the same as any capital contribution commitment or unpaid subscription as outlined by SAB 4E or 4G.

In such circumstances, we would include an enhanced disclosure note in the financial statements to describe in detail the nature, amount and origin of such amount.  Of course, the Company would have the control measures to manage and eliminate such amount being owed by a shareholder to the Company as part of corporate governance.

The Company will settle such “Amount due from shareholder” by dividend payable or authorize Mr. Wang to make prepayment to the suppliers.

4.	INVENTORY

	At	At
	September 30,	March 31,
	2010	2010
	$	$

Finished goods	6,757,645	-

5.	GOODWILL

Goodwill was initially recognized from the premium paid over the value of net asset of the FCPG HK (XYT) as at the acquisition date, September 15, 2010.

In accordance to the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, it requires goodwill to be subsequently tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired.

The impairment test for goodwill has been performed and there is no indication of impairments post acquisition date.

At
September 30
2010
$

Goodwill	7,616,646
Goodwill Impairment	-

Goodwill net	7,616,646

6.	PLANT AND EQUIPMENT, NET

	At	At
	September 30,	March 31,
	2010	2010
	$	$

Cost
Office equipment	11,317	-
Other equipment	30,274	-
Motor vehicles	-	-

Total	41,591	-
Accumulated depreciation	(39,090)	-

Property, plant and equipment, net	2,501	-

7.	INTANGIBLE ASSET, NET

	At	At
	September 30,	March 31,
	2010	2010
	$	$

Cost	8,327	-
Accumulated amortization	(5,989)	-
		-
Intangible asset, net	2,428	-

The estimated aggregate amortization expenses for each of the five succeeding years are as follows:

Twelve months ending September 30	$

2011	833
2012	833
2013	540
2014	124
2015 and thereafter	98

2,428

8.	SHORT-TERM BORROWINGS

The details of short-term borrowings as of September 30, 2010 are as follows:

Nature	Annual Interest Rate	Period	Outstanding loan amount	Collateral
			$

Bank loan	7.97%	27/04/2010 – 26/04/2011	88,243	N/A
Bank loan	5.31%	07/12/2009 – 06/12/2010	744,092	N/A

			832,335

9.	OTHER PAYABLE AND ACCRUED LIABILITIES

	At	At
	September 30,	March 31,
	2010	2010
	$	$

Rental payable	59,692	-
Other payables	446,098	-
Staff costs payables	31,720	-
Value added tax payable	11,049,105	-
Other accrued expenses	190,053	-
	11,776,668	-

10.	NOTES PAYABLE

The notes payable which were issued by the Company with bank guarantees are secured by the restricted cash.

11.	COMMON STOCK

For the six months ended September 30, 2010, there were 200,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding respectively.

The market share price for FCPG on September 15, 2010 was $0.99 per share and the quoted market price is from the OTCBB Market.

12.	INCOME TAX

Income tax expense for the three months and six months ended September 30, 2010 and 2009 represents the provision for current income tax expenses in the PRC.

A reconciliation of the tax expense applicable to income before tax using the statutory rate of 25% to the tax expense at the effective tax rate is as follows:

	Six months ended
	September 30,
	2010	2009
	$	$

Income before tax	239,978	-

Tax at the statutory rate	59,995	-

Effective income tax expenses	59,995	-

No provision for Hong Kong profits tax has been made as the Company did not generate any assessable profits arising in Hong Kong during the periods.

There was no deferred tax during the periods and as at the balance sheet dates.

13.	COMMITMENTS AND CONTINGENCIES

XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2018.

14.	RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

15.	SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, antibiotics, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC.  All of long-lived assets are located in the PRC.

16.	EARNINGS PER SHARE

The Company reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At September 30, 2010, the Company had 200,000,000 common shares authorized; 60,000,000 and 60,000,000 common shares issued and outstanding respectively.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.  See also Risk Factors in  our Current Report on Form 8-K filed September 21, 2010.

Overview

First China Pharmaceutical Group, Inc. (“FCPG” or the “Company”), formerly known as E-Dispatch Inc., was incorporated under the laws of the State of Nevada on July 31, 2007.  On September 15, 2010, we closed a voluntary share exchange transaction pursuant to a Share Exchange Agreement, dated August 23, 2010 (the “Exchange Transaction”), by and among FCPG, First China Pharmaceutical Group Limited, a Hong Kong company (“FCPG HK”), and Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”) and wholly owned subsidiary of FCPG HK (“XYT”).  Prior to the Exchange Transaction, we were a development stage company engaged in developing a cell phone-based taxi dispatch system, and a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  As a result of the Exchange Transaction, the FCPG HK stockholder acquired approximately 25% of our issued and outstanding common stock, FCPG HK and XYT became our wholly-owned subsidiaries, and we acquired the business and operations of FCPG HK and XYT.

Through our wholly-owned subsidiary, XYT, we are now engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals, as well as the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and XYT stores.  XYT was founded in November 2002 and is a provincial pharmaceutical distributor that offers approximately 5,000 drugs, of which approximately 1,000 are over-the-counter drugs, approximately 1,000 are prescription drugs, approximately 2,000 are prepared Chinese medicines and approximately 1,000 are supplements.  Currently, XYT has over 4,700 customers and supplies approximately 10% of such customers’ inventories.  It is one of few companies with government approval to accept orders over the internet.  Our continuing strategy is to build a nationwide pharmaceutical distribution network throughout China.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Six Months Ended September 30, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Six Months Ended September 30
	2010	2009
Statements of Operations Data
Sales	$1,020,558	$-
Cost of Sales	(820,985)	-
Gross Profit	199,573	-
Selling, general and administrative expenses, and others	(15,932)	(7,683)
Effects of foreign currency translation conversion	34,341	-
Comprehensive income	157,993	(7,683)
Net Income	123,652	(7,683)

Sales

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations and biologicals for the six months ended September 30, 2010 totaled US$1,020,558, an increase of 100% from US$0 for the six months ended September 30, 2009.  This increase in sales was due to our acquisition of XYT.

Cost of sales

Cost of sales for the six months ended September 30, 2010 was US$820,985 and consisted primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products.  Cost of sales increased US$820,985, or 100%, from the six months ended September 30, 2009, and is consistent with the percentage increase in sales as described above.

Gross profit

Gross profit for the six months ended September 30, 2010 was US$199,573, an increase  of US$199,573, or 100%, from US$0 for the six months ended September 30, 2009.  The increase in gross profit reflects increased overall sales as described above.

Selling, general and administrative expenses, and others

Our selling, general and administrative expenses for the six months ended September 30, 2010 increased by US$8,249, or 107%, from the comparable prior period to US$15,932.  This percentage increase/decrease reflects the growth of our business as compared to the same period in 2009 and the corresponding increases in administrative and operating expenses.

Net income

Net income increased to US$123,652 for the six months ended September 30, 2010 from US$(7,683) for the six months ended September 30, 2009, an increase of US$131,335, or 1,709%.  This increase was primarily due to the increase in sales described above.

Effects of foreign currency translation conversion

We recognized a gain of US$34,341 on the effects of foreign currency conversion for the six months ended September 30, 2010.  We did not have any operations involving a foreign currency during the six months ended September 30, 2009.  Accordingly, we recognized a gain of US$0 on the effects of foreign currency conversion for the six months ended September 30, 2009.

Comprehensive income

Our comprehensive income increased by 2,156% from US$(7,683) for the six month period ended September 30, 2009 to US$157,993 for the six months ended September 30, 2010.  The increase is attributable to the above-mentioned increases in sales and gross profits, in addition to the gain recognized on the effects of foreign currency conversion.

Interest expense

Interest expenses were US$0 for both the six months ended September 30, 2010 and September 30, 2009.

Interest income

Interest income was US$6 for the six months ended September 30, 2010 compared to $0 for the six months ended September 30, 2009.

Income tax expense

Income tax expense for the six months ended September 30, 2010 was US$59,995 compared to income tax expense of US$0 for the six months ended September 30, 2009.  We did not incur any income tax expense for the six months ended September 30, 2009 as we did not have taxable income during such period.

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended September 30
	2010	2009
Statements of Operations Data
Sales	$1,020,558	$-
Cost of Sales	820,985	-
Gross Profit	199,573	-
Selling, general and administrative expenses, and others	(11,585)	(4,832)
Effects of foreign currency translation conversion	34,341	-
Comprehensive income	162,340	(4,832)
Net Income	127,999	(4,832)

Sales

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations and biologicals for the three months ended September 30, 2010 totaled US$1,020,558, an increase of 100% from US$0 for the three months ended September 30, 2009.  This increase in sales was due to our acquisition of XYT.

Cost of sales

Cost of sales for the three months ended September 30, 2010 was US$820,985 and consisted primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products.  Cost of sales increased US$820,985, or 100%, from the three months ended September 30, 2009, and is consistent with the percentage increase in sales as described above.

Gross profit

Gross profit for the three months ended September 30, 2010 was US$199,573, an increase of US$199,573, or 100%, from US$0 for the three months ended September 30, 2009.  The increase in gross profit reflects increased overall sales as described above.

Selling, general and administrative expenses, and others

Our selling, general and administrative expenses for the three months ended September 30, 2010 increased by US$6,753, or 140%, from the comparable prior period to US$11,585.  This percentage increase reflects the growth of our business as compared to the same period in 2009 and the corresponding increases in administrative and operating expenses.

Net income

Net income increased to US$127,999 for the three months ended September 30, 2010 from US$(4,832) for the three months ended September 30, 2009, an increase of US$132,831, or 2,749%.  This increase was primarily due to the increase in sales described above.

Effects of foreign currency translation conversion

We recognized a gain of US$34,341 on the effects of foreign currency conversion for the three months ended September 30, 2010.  We did not have any operations involving a foreign currency during the three months ended September 30, 2009.  Accordingly, we recognized a gain of US$0 on the effects of foreign currency conversion for the three months ended September 30, 2009.

Comprehensive income

Our comprehensive income increased by 3,460% from US$(4,832) for the three month period ended September 30, 2009 to US$162,340 for the three months ended September 30, 2010.  The increase is attributable to the above-mentioned increases in sales and gross profits, in addition to the increase in gain recognized on the effects of foreign currency conversion.

Interest expense

Interest expenses were US$0 for both the three months ended September 30, 2010 and September 30, 2009.

Interest income

Interest income was US$6 for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009.

Income tax expense

Income tax expense for the three months ended September 30, 2010 was US$59,995 compared to income tax expense of US$0 for the three months ended September 30, 2009.  We did not incur any income tax expense for the three months ended September 30, 2009 as we did not have taxable income during such period.

Liquidity and Capital Resources

Overview

As of September 30, 2010, we had cash and equivalents on hand of US$41,659, and working capital of US$7,517,807.  We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through March 31, 2010.  However, to expand our operations and distribution network aggressively, we will have to raise additional capital through equity or debt offerings.  There are no assurances that we will be able to raise any capital or that if we do, on terms satisfactory to us. Additionally, if we do not meet our revenue objectives over the short term, we may need to sell additional equity securities, which could result in further dilution to current stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Substantially all of our revenues are earned by our PRC subsidiary.  However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent company.  Pursuant to the law of PRC on foreign-capital enterprises, when XYT decides to distribute profits, reserve funds and bonus and welfare funds for workers and staff members shall be withdrawn from the profits after a foreign-capital enterprise has paid income tax in accordance with the provisions of the Chinese tax law. The proportion of reserve funds to be withdrawn shall not be lower than 10% of the total amount of profits after payment of tax; the withdrawal of reserve funds may be stopped when the total cumulative reserve has reached 50% of the registered capital.  The proportion of bonus and welfare funds for workers and staff members to be withdrawn shall be determined by the foreign-capital enterprise of its own accord. Companies may be subject to a fine up to 5,000 RMB as a result of non-compliance of such rules.  The registered capital of XYT is US$260,100.  Shareholders of XYT have not determined the proportion of reserve funds and bonus and welfare funds for workers and staff members, and XYT has not distributed any profits previously.  If we decide to distribute profits in the future, XYT will comply with the relevant rules to withdraw statutory reserve funds which will be no lower than 10% of the total amount of profits after payment of tax.

Our cash needs are primarily for working capital to support our operations, the purchase of inventory and future strategic acquisitions.  We presently finance our operations through revenue from the sale of our products and services, and the private placement of equity and debt securities.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth and acquisition plans and that we will need to raise additional capital in the next 12 months.  In order to meet our planned strategic acquisitions, we estimate requiring $6 million in capital.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended September 30, 2010 was US$1,640, compared to net cash used in operating activities of US$2,888 for the six months ended September 30, 2009.  This increase in cash provided by operating activities was primarily due to increases in net income from US$7,683 to US$119,303 from the comparable prior year period, and increase in others payable and accrued liabilities of US$209,789 partially offset by the increase of amounts due from a related party of US$303,089.

Net cash provided by (used in) investing activities

Net cash provided by  investing activities was US$509,922 for the six months ended September 30, 2010 generated from the acquisition of XYT.  The Company under took no investing activities during the six months ended September 30, 2009.

Net cash provided by (used in) financing activities

Net cash useed in financing activities was US$18,704 for the six months ended September 30, 2010 and was comprised of repayment of borrowings from Kunming Wuhua Branch of Fudian Bank.  Net cash provided by financing activities during the six months ended September 30, 2009 was US$9,839.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the dates of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.  Significant estimates include:

Valuation of accounts receivable

An allowance for impairment of trade and other receivables is established when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables.  The amount of the allowance is the difference between the receivables’ carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate computed at initial recognition.  The amount of the allowance is recognized in the income statement.

Inventories

Net realizable value of inventories is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale.  For the years ended March 31, 2009 and 2008, the Company recorded no allowance for slow-moving and obsolete inventories.

Deferred income taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the periods that includes the enactment date.

Useful lives of plant and machinery

Depreciation of property, plant and equipment is calculated to write off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.  The principal annual rates are as follows:

Machinery	5 years
Motor Vehicles	4 years
Office equipment	3 years

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased And Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption.  The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Company’s results of operations or the fair values of its assets and liabilities.

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events.”  The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows.  Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which removes the requirement to disclose the date through which subsequent events have been evaluated.  The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 166 Accounting For Transfers Of Financial Assets (“SFAS 166”).  This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date.  The Company does not expect the adoption of SFAS 166 to have a material impact on its financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is codified as ASC 810.  ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  ASC 810 is effective for the Company in the first quarter of fiscal 2011.  The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SPAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162,” which supersedes all existing non-SEC accounting and reporting standards.  The codification does not change GAAP but rather organizes it into a new hierarchy with two levels; authoritative and non-authoritative.  All authoritative GAAP carries equal weight and is organized in a topical structure.  The adoption of SPAS 168 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which is codified as ASC 820, “Fair Value Measurements and Disclosures.”  This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.

The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009.  The adoption of this Update did not have a significant impact to the Company’s financial statements.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities,” and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009.  The adoption of ASU No. 2009-06 did not have any impact on the Company’s financial position, results of operations and cash flows.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).”  ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support.  ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011.  The Company is currently evaluating the effect of ASU 2009-17 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

None of the above new pronouncements has current application to us, but may be applicable to our future financial reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of September 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

i)	We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.

ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

iv)
We do not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

v)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

2.1	Share Exchange Agreement, dated August 23, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on August 24, 2010).
3.1
Articles of Incorporation of the Registrant, dated July 31, 2007, including all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 21, 2010).

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: November 17, 2010	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)