Form 10-Q
period 2010-12-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-02-22
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-54076
__________________________

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

The number of shares outstanding of the registrant’s common stock at February 18, 2011 was 55,000,000.

i

Cautionary Notice Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “FCPG,” or the “Registrant” refer to First China Pharmaceutical Group, Inc., a Nevada corporation and its wholly owned subsidiaries, First China Pharmaceutical Group Limited, a Hong Kong company, and Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND MARCH 31, 2010
(Stated in US Dollars)
(Unaudited)
		At	At
		December 31,	March 31,
	Notes	2010	2010
		$	$

ASSETS
Current Assets
Cash and cash equivalents		1,125,056	7,331
Restricted Cash		503,118	-
Due from a related party	3	16,514,662	-
Prepaid and deferred expenses		17	233
Inventories	4	6,912,658	-
Account Receivables		2,385,821
Total current assets		27,441,332	7,564
Goodwill	5	7,616,646	-
Plant and equipment, net	6	2,006	-
Intangible assets, net	7	2,268	-

TOTAL ASSETS		35,062,252	7,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	8	812,491	-
Notes Payable	10	1,266,904	-
Other payable and accrued liabilities	9	12,012,719	14,663
Due to a related party		15,579	11,512
Income tax payable		3,114,235	-
Account payable		10,250	-
Total Current Liabilities		17,232,178	26,175
Non Current Liabilities
Convertible Promissory Notes		862,088	-
Total Non Current Liabilities		862,088	-
TOTAL LIABILITIES		18,094,266	26,175

COMMITMENTS AND CONTINGENCIES	15	-	-

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,000,000 and 60,000,000 shares issued and outstanding, respectively	11	55,000	45,000
Treasury Shares	12	5,000	-
Additional paid-in capital		14,990,000	5,000
Retained earnings		1,717,581	(68,611)

Accumulated other comprehensive income
- foreign currency translation adjustments		200,405	-

TOTAL STOCKHOLDER’S EQUITY		16,967,986	(18,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		35,062,252	(7,564)

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
(Unaudited)
		Three months ended		Nine months ended
		December 31,		December 31,
	Notes	2010	2009	2010	2009
		$	$	$	$

Sales (Gross)		6,377,529	-	7,398,087	-
Costs of sales		(4,281,553)	-	(5,102,538)	-

Gross profit		2,095,976	-	2,295,549	-

Web design		(29,330)		(29,330)
Legal and accounting		(152,480)	(2,250)	(156,343)	(7,750)
Selling expenses		(4,437)	-	(4,437)	-
Administrative expenses		(120,278)	(923)	(121,675)	(3,106)
Depreciation and amortization		(2,175)	-	(2,175)	-
Other income	13	303,570	-	303,576	-
Other operating expenses		(21,830)		(32,502)	-
Income from operations		2,069,016	(3,173)	2,252,663	(10,856)
Interest income		24	-	24	-
Interest expense		(12,157)	-	(12,157)	-
Other income		-	-	-	-

Income before tax		2,056,883	(3,173)	2,240,530	(10,856)
Income tax	14	(394,343)	-	(454,338)	-

Net income		1,662,540	(3,173)	1,786,192	(10,856)
Other comprehensive income
- foreign currency translation
adjustments		166,064	-	200,405	-

Comprehensive income		1,828,604	(3,173)	1,986,598	(10,856)
Earnings per share	18	0.0320	(0.0018)	0.0439	(0.0060)
Basic
Weighted average number of common shares outstanding		57,228,261	1,800,000	45,271,739	1,800,000

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Stated in US Dollars)
(Unaudited)
				Additional		Accumulated other
	Common stock		Treasury	paid-in	Retained	comprehensive
	Shares	Amount	Shares	capital	earnings	income	Total
		$	$	$	$	$	$

Balance, March 31, 2010	45,000,000	45,000	-	5,000	(68,611)	-	(18,611)
New issue of common stock	15,000,000	15,000	-				15,000
Net income	-	-	-	-	123,652	-	123,652
Foreign currency translation adjustments	-	-	-	14,985,000	-	34,341	15,019,341

Balance, September 30, 2010	60,000,000	60,000	-	14,990,000	55,041	34,341	15,139,382

Cancellation of common stock	(5,000,000)	(5,000)	5,000	-	-	-	-
Increase in additional paid-in capital	-	-	-	-	-	-	-
Net income	-	-	-		1,662,540	-	1,662,540
Foreign currency translation adjustments	-	-	-	-	-	166,064	166,064

Balance, December 31, 2010	55,000,000	55,000	5,000	14,990,000	1,717,581	200,405	16,967,986

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
 (Unaudited)

	Nine months ended
	December 31,
	2010	2009
	$	$
Cash Flows from Operating Activities
Net income	1,786,192	(10,856)
Adjustments to reconcile net income to net cash	-	-
provided by operating activities:		-
Depreciation and amortization	2,175	-
Changes in operating assets and liabilities:
Due from a related party	(65,641)	-
Due to a related party	4,067	-
Inventories	(110,456)	-
Increase (decrease) in other payable and accrued liabilities	(2,226,365)	6,187
(Increase) decrease in prepaid expenses	216	637
Notes payable	(40,367)	-
Account Payables	10,250	-
Accounts Receivables	(2,385,820)
Income tax payable	3,114,235	-

Net cash provided by (used in) operating activities	88,485	(4,032)

Cash Flows from Investing Activities
Purchase of plant and equipment	(2,237)	-
Cash received in acquire investments	509,922	-

Net cash provided by investing activities	507,684	-

Cash flows from financing activities
Repayment of borrowings	(38,548)	-
Convertible Promissory Note	862,088	-
Decrease (increase) in restricted cash	(503,118)	-
Increase in due to stockholder	-	9,839

Net cash provided by financing activities	320,422	9,839

Effect of foreign currency translation on cash and cash
equivalents	201,134	-

Net decrease in cash and cash equivalents	1,117,725	5,807

Cash and cash equivalents - beginning of period	7,331	7,681

Cash and cash equivalents - end of period	1,125,056	13,488

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	-	-
Income taxes	-	-

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

Kun Ming Xin Yuan Tang Pharmacies Co. Ltd. (“XYT”) was established under the laws of the People’s Republic of China (“PRC”) on November 12, 2002 with a paid-in capital of RMB 2,000,000 as of December 31, 2010. The head office and warehouse are located at Number 304, West Ren Min Road, Kunming City, Yunnan Province, PRC.

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

On September 15, 2010, FCPG US acquired FCPG HK and XYT.  The consolidated statements of income and comprehensive income and conceded statements of cash flows of the companies (including the Company and FCPG HK, XYT) now comprising the group (the “Group”) have been prepared throughout the periods for the three months ended and nine months ended to December 31, 2010 and 2009. The pre-control profits of FCPG HK had been eliminated under US GAAP, the post-control profits for the three months ended and nine months ended December 31, 2010 was generalize from XYT from September 16, 2010 to December 31, 2010.

The consolidated balance sheets of the Group as at December 31, 2010 and March 31, 2010 have been prepared to present the position of the assets and liabilities of the Group as at the respective dates.

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

The Company relies on supplies from numerous vendors. The Company had one vendor that accounted for approximately 25% of total purchases for the nine months ended December 31, 2010.

(d)	Risk Factors and Liquidity Section.

The Company can utilize the retained earnings to pay for dividend to its parent company outside of PRC provided it fulfills the relevant foreign exchange regulations as promulgated by State Administration of Foreign Exchange (SAFE).

Pursuant to the domestic wages and salaries of foreign employees outside of the PRC as well as other rightful earnings (dividends, bonus and profits, etc) of shareholders outside of the PRC may be remitted freely out of PRC after taxes have been paid in accordance with the provisions of the Chinese tax law with a tax certificates.

Since the Company does not have any debt that is generated outside the PRC and does not have any employee located outside PRC, the management does not aware of any risk of paying in foreign currency in respect of those employee-related and debt-settlement amount due to any other party located outside PRC.

According to the Bankruptcy law of PRC, XYX, as a WFOE, needs to have the debt and creditors be settled in priority as set out by the relevant Bankruptcy law in China and its immediate equity holder, that is, the FCPG HK, located in Hong Kong, would be last one to be entitled to any residual interest of the entity. Such priority of payment and distribution in case of liquidating XYT does not have any different priority in respect of PRC nationals or foreigner. The priority is based on status of being creditors and other requirements as set out the Bankruptcy law in China which does not have any discrimination or preference in respect of whether the party is being PRC nationals or foreigner.

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

When the customers checked and accepted the products, the collection is reasonably assured. Since the nature of the products, the type of their customers and their distribution methods are substantially similar, the revenue recognition policy on variable products is the same.

(m)	Advertising expenses

Advertising expenses are charged to expense as incurred. No advertising expenses were incurred during the three months and nine months ended December 31, 2010 and 2009.

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

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	December 31, 2010	March 31, 2010

Closing rate	6.6227	6.8263
	Three Months to December 31, 2010	Nine Months to December 31,2010

Average rate	6.6619	6.6619

USD to HKD

	December 31, 2010	March 31, 2010

Closing rate	7.7833	7.7638
	Three Months to December 31,2010	Nine Months to December 31, 2010

Average rate	7.7691	7.7691

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

The amount due from a related party, Mr. Zhen Jiang Wang who is the major equity holder of the Company as of December 31, 2010, is interest free, unsecured and repayable on demand.

We have referred to SAB Topics 4E and 4G and find that the scenario and background described therein, which is related to capital contribution or unpaid equity of an enterprises, is not applicable in the item as presented under 'Amount due from Shareholder' as presented in the financial statements due to the different nature and background that give rise to such amount. The amount as appeared in an item " Amount due from shareholders’ here, in fact represents the situation where the shareholder of the Company, Mr. Wang, has collected certain trade receivables on behalf of the subsidiaries of the Company, XYT, while XYT conducts business in China, whereas also Mr. Wang would settle on behalf of the Company, for certain trade payables. Therefore, we suppose the satiation is not the same as any capital contribution commitment or unpaid subscription as outlined by SAB 4E or 4G.

In such circumstances, we would include an enhanced disclosure note in financial statements to describe in detail the nature, amount and origin of such amount.  Of course, the Company would have the control measures to manage and eliminate such amount being owed by shareholder to the Company as part of the corporate governance.
The Company will settle such “Amount due from shareholders” by dividend payable or authorize Mr. Wang to make prepayment to the suppliers.

4.	INVENTORY

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Finished goods	6,912,658	-

5.	GOODWILL

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

At
December 31,
2010
$

Goodwill	7,616,646
Goodwill Impairment	-

Goodwill net	7,616,646

6.	PLANT AND EQUIPMENT, NET

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Cost
Office equipment	13,199	-
Other equipment	30,632	-
Motor vehicles	-	-

Total	43,831	-
Accumulated depreciation	(41,825)	-

Property, plant and equipment, net	2,006	-

7.	INTANGIBLE ASSET, NET

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Cost	8,426	-
Accumulated amortization	(6,158)	-
		-
Intangible asset, net	2,268	-

8.	SHORT-TERM BORROWINGS

The details of short-term borrowings as of December 31, 2010 are as follows:

Nature	Annual Interest Rate	Period	Outstanding loan amount	Collateral
			$
Bank loan	7.97%	27/04/2010 – 26/04/2011	52,044	N/A
Bank loan	5.31%	07/12/2010 – 06/12/2011	760,447	N/A

			812,491

9.	OTHER PAYABLE AND ACCRUED LIABILITIES

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Rental payable	60,836	-
Other payables	740,108	-
Staff costs payables	31,870	-
Value added tax payable	11,179,905	-
		-
	12,012,719	-

10.	NOTES PAYABLE

The notes payable which were issued by the Company with bank guarantees are secured by the restricted cash.

11.	COMMON STOCK

For the period nine months ended December 31, 2010 and 2009 there were 200,000,000 shares authorized; 55,000,000 and 60,000,000 shares issued and outstanding, respectively.

The market share price for FCPG on December 31, 2010 was $1.77 per share and the quoted market price is from OTCBB Market.

12.	TREASURY SHARES

On November 11, 2010, 2,500,000 shares of Roderick C. Macutay and 2,500,000 shares of Tina S. Suava had been cancelled and returned to the Company as Treasury Shares.

13.	OTHER INCOME

Other income represents the exchange gain of FCPG HK, which is the gain on the exchange of Renminbi for Hong Kong dollar due to depreciation in the Hong Kong dollar (home currency) for receivables.

14.	INCOME TAX

XYT, a company organized under the laws of the People’s Republic of China (“PRC”) is subject to PRC Enterprises Income Tax ("EIT") with the tax rate of 25%.

FCPG HK was incorporated in Hong Kong under the Companies Ordinance of Hong Kong is subject to HK Profit tax with the tax rate of 16.5%.

A reconciliation of the tax expense applicable to income before tax using the statutory rate to the tax expense at the effective tax rate is as follows:

	Nine months ended
	December 31,
	2010	2009
	$	$

Income before tax	2,240,530	-

Tax at the statutory rate	454,338	-

Effective income tax expenses	454,338	-

There was no deferred tax during the periods and as at the balance sheet dates.

15.	COMMITMENTS AND CONTINGENCIES

XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2018.

The company is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital.  These reserves are not distributable as cash dividends.  The board of directors of a wholly foreign-owned enterprise has the discretion to allocate a portion of its after-tax profits to its staff welfare and bonus funds.  After the allocation of relevant welfare and funds, the equity owners can distribute the rest of the after-tax profits provided that all the losses of the previous fiscal year have been made up.

16.	RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

17.	SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, antibiotics, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC.  All of long-lived assets are located in the PRC.

18.	EARNINGS PER SHARE

The Company reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At December 31, 2010, the Company had 200,000,000 common shares authorized and 55,000,000 common shares issued and outstanding.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.  See also Risk Factors in  our Current Report on Form 8-K filed September 21, 2010, as amended.

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

Through our wholly-owned subsidiary, XYT, we are now engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals, as well as the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and the XYT store located at the Company’s distribution facility in Kunming.  XYT was founded in November 2002 and is a provincial pharmaceutical distributor that offers approximately 5,000 drugs, of which approximately 1,000 are over-the-counter drugs, approximately 1,000 are prescription drugs, approximately 2,000 are prepared Chinese medicines and approximately 1,000 are supplements.  Currently, XYT has approximately 4,700 customers and supplies approximately 10% of such customers’ inventories with a sales network that covers the entire Yunnan Province of China.  XYT believes it has a strategic advantage over certain of its competitors in Yunnan Province as it has obtained government approval to fill orders over the internet. XYT received the License of Internet Drug Information Service issued by the Yunnan Food and Drug Administration in October 2009.  This license enables XYT to bypass municipal and county pharmaceutical distributors, market XYT’s product line, provide pricing information and provide products directly to XYT customers.  Bypassing these layers of distribution enables XYT to offer products to its customers at a significantly lower price than its major competitors while maintaining its margins.

Our continuing strategy is to build a nationwide pharmaceutical distribution network throughout China.  Over the next 12 months XYT plans to expand its customer base through the use of the following tactics: broadening of the current product line will attract more large customers that currently do not utilize XYT and benefit from  internet ordering and the lower prices that XYT offers; providing computers to customers will also attract new customers as XYT’s management is unaware of any other pharmaceutical distribution company providing this benefit; supplementing  XYT’s current sales force with the addition of at least two additional sales teams that will make calls directly to hospitals, medical clinics and pharmacies.  XYT anticipates that each sales team will be composed of a sales manager and 10 sales people.

On November 3, 2010, we entered into a letter of intent to acquire 100% of the interests of De Xin Pharmacy located in Kunming City, the capital of Yunnan Province.  De Xin Pharmacy was founded in 1993, primarily as a retail operation focused on both Chinese and Western medicine, and is centrally positioned in the Golden Resources Shopping Mall in Kunming City.  In addition, on November 29, 2010, we entered into a letter of intent to acquire 100% of the interests of Shandong Run Kang Pharmaceutical Co. Inc. (“Run Kang”) of Jinan City, in the Shandong Province of China.  Run Kang was founded in 2006 and is principally focused on the distribution of Western medicinal products and drugs as well as traditional Chinese remedies to regional pharmacies, clinics and hospitals.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Nine Months Ended December 31, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Nine Months Ended December 31
	2010	2009
Statements of Operations Data
Sales (Gross)	$7,398,087	$-
Cost of Sales	(5,102,538)	-
Gross Profit	2,295,549	-
Selling, general and administrative expenses, and other expenses	(42,886)	(10,856)
Net Income	1,786,192	(10,856)
Effects of foreign currency translation conversion	200,405	-
Comprehensive income	1,986,598	(10,856)

Sales(Gross)

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations and biologicals for the nine months ended December 31, 2010 totaled US$7,398,087, an increase from US$0 for the nine months ended December 31, 2009.  This increase in sales was due to our acquisition of XYT in September 2010.  XYT experienced an increase in sales due to the growth of its business, sales of higher priced products, and increased selling efforts.  However, the key reason for the improvement was XYT’s ability to market its product line over the internet in 2010.  In November 2009, we received government approval to market XYT’s product line over the internet and began to realize the benefits of internet marketing in the first quarter of 2010.

Cost of sales

Cost of sales for the nine months ended December 31, 2010 was US$5,102,538 and consisted primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products.  Cost of sales increased from US$0 for the nine months ended December 31, 2009, and is also related to our acquisition of XYT.  In addition, more efficient order processing using the internet has increased productivity and enabled the Company to order larger inventories and realize volume discounts.

Gross profit

Gross profit for the nine months ended December 31, 2010 was US$2,295,549, an increase from US$0 for the nine months ended December 31, 2009.  The increase in gross profit reflects increased overall sales and cost of sales as described above due to our acquisition of XYT.

Selling, general and administrative expenses, and other expenses

Our selling, general and administrative expenses for the nine months ended December 31, 2010 increased by US$32,021, from the comparable prior period to US$42,886.  This increase reflects the growth of our business due to our acquisition of XYT as compared to the same period in 2009 and the corresponding increases in administrative and operating expenses, legal and accounting expenses and web design expenses, offset, in part, by other income from the gain on exchange of Renminbi for Hong Kong dollar due to depreciation in the Hong Kong dollar for receivables.

Income tax expense

Income tax expense for the nine months ended December 31, 2010 was US$454,338 compared to income tax expense of US$0 for the nine months ended December 31, 2009.  We did not incur any income tax expense for the nine months ended December 31, 2009 as we did not have taxable income during such period.

Net income

Net income increased to US$1,786,192 for the nine months ended December 31, 2010 from net loss of US$10,865 for the nine months ended December 31, 2009.  This increase was primarily due to the increase in sales described above due to our acquisition of XYT, offset by corresponding increases in cost of sales, selling, general and administrative expenses, legal and accounting expenses, and web design expenses related to the business of XYT.
Effects of foreign currency translation conversion

We recognized a gain of US$200,405 on the effects of foreign currency conversion for the nine months ended December 31, 2010.  We did not have any operations involving a foreign currency during the nine months ended December 31, 2009.  Accordingly, we recognized a gain of US$0 on the effects of foreign currency conversion for the nine months ended December 31, 2009.

Comprehensive income

Our comprehensive income increased from a comprehensive loss of US$10,865 for the nine month period ended December 31, 2009 to a comprehensive income of US$1,986,598 for the nine months ended December 31, 2010.  The increase is attributable to the above-mentioned increases in sales and gross profits, in addition to the gain recognized on the effects of foreign currency conversion.

Comparison of the Three Months Ended December 31, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended December 31,
	2010	2009
Statements of Operations Data
Sales (Gross)	$6,377,529	$-
Cost of Sales	(4,281,553)	-
Gross Profit	2,095,976	-
Selling, general and administrative expenses, and others	(26,960)	(3,173)
Net Income	1,662,540	(3,173)
Effects of foreign currency translation conversion	166,064	-
Comprehensive income	1,828,604	(3,173)

Sales (Gross)

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations and biologicals for the three months ended December 31, 2010 totaled US$6,377,529, an increase from US$0 for the three months ended December 31, 2009.  This increase in sales was due to our acquisition of XYT in September 2010.  However, the key reason for the improvement was our ability to market its product line over the internet in 2010.  In November 2009, we received government approval to market its product line over the internet and began to realize the benefits of internet marketing in the first quarter of 2010.

Cost of sales

Cost of sales for the three months ended December 31, 2010 was US$4,281,553 and consisted primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products.  Cost of sales increased from US$0 for the three months ended December 31, 2009, and is also related to our acquisition of XYT.  In addition, more efficient order processing using the internet has increased productivity and enabled the Company to order larger inventories and realize volume discounts.

Gross profit

Gross profit for the three months ended December 31, 2010 was US$2,095,930, an increase from US$0 for the three months ended December 31, 2009.  The increase in gross profit reflects increased overall sales and cost of sales as described above due to our acquisition of XYT.

Selling, general and administrative expenses, and others

Our selling, general and administrative expenses for the three months ended December 31, 2010 increased by US$327,411, from the comparable prior period to US$330,584.  This increase reflects the growth of our business due to our acquisition of XYT as compared to the same period in 2009 and the corresponding increases in administrative and operating expenses, legal and accounting expenses and web design expenses, offset, in part, by other income from the gain on exchange of Renminbi for Hong Kong dollar due to depreciation in the Hong Kong dollar for receivables.

Income tax expense

Income tax expense for the three months ended December 31, 2010 was US$394,343 compared to income tax expense of US$0 for the three months ended December 31, 2009.  We did not incur any income tax expense for the three months ended December 31, 2009 as we did not have taxable income during such period.

Net income

Net income increased to US$1,662,540 for the three months ended December 31, 2010 from net loss of US$3,173 for the three months ended December 31, 2009.  This increase was primarily due to the increase in sales described above due to our acquisition of XYT, offset by corresponding increases in cost of sales, selling, general and administrative expenses, legal and accounting expenses, and web design related to the business of XYT.

Effects of foreign currency translation conversion

We recognized a gain of US$166,064 on the effects of foreign currency conversion for the three months ended December 31, 2010.  We did not have any operations involving a foreign currency during the three months ended December 31, 2009.  Accordingly, we recognized a gain of US$0 on the effects of foreign currency conversion for the three months ended December 31, 2009.

Comprehensive income

Our comprehensive income increased from a loss of US$3,173 for the three month period ended December 31, 2009 to US$1,828,604 for the three months ended December 31, 2010.  The increase is attributable to the above-mentioned increases in sales and gross profits, in addition to the increase in gain recognized on the effects of foreign currency conversion.

Liquidity and Capital Resources

Overview

As of December 31, 2010, we had cash and equivalents on hand of US$1,125,056, and working capital of US$10,209,154.  We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through June 30, 2011.  If XYT does not meet its revenue objectives over that period, the Company may need to sell additional equity securities, which could result in dilution to current stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Substantially all of our revenues are earned by XYT, our PRC subsidiary.  However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent company.  Pursuant to the law of PRC on foreign-capital enterprises, when XYT decides to distribute profits, reserve funds and bonus and welfare funds for workers and staff members shall be withdrawn from the profits after a foreign-capital enterprise has paid income tax in accordance with the provisions of the Chinese tax law.  The proportion of reserve funds to be withdrawn shall not be lower than 10% of the total amount of profits after payment of tax; the withdrawal of reserve funds may be stopped when the total cumulative reserve has reached 50% of the registered capital.  The proportion of bonus and welfare funds for workers and staff members to be withdrawn shall be determined by the foreign-capital enterprise of its own accord. Companies may be subject to a fine up to 5,000 RMB as a result of non-compliance of such rules.  The registered capital of XYT is US$260,100.  Shareholders of XYT had not determined the proportion of reserve funds and bonus and welfare funds for workers and staff members, and XYT had not distributed any profits previously.  If we decide to distribute profits in the future, XYT will comply with the relevant rules to withdraw statutory reserve funds which will be no lower than 10% of the total amount of profits after payment of tax.

Our cash needs are primarily for working capital to support our operations, the purchase of inventory and future strategic acquisitions.  We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings.  As of December 31, 2010, we had outstanding bank loans from Kunming Wuhua Branch of Fudian Bank in the amounts of US$52,044 and US$760,447, with annual interests rates of 7.97% and 5.31%, respectively, and maturity dates of April 26, 2011 and December 6, 2011, respectively.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth and acquisition plans and that we will need to raise additional capital in the next 12 months.  In order to meet our planned two to four strategic acquisitions, we estimate requiring US$6 million in capital.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

In addition to the US$6 million for acquistions, XYT will also require financing to expand its product line.  Management believes that over a six month period, the Company can expand its product line to approximately 30,000 products at a cost of US$2 to US$2.5 million.  This will allow XYT to not only sell more products to its approximately 4,700 existing customers, but also attract more customers that currently do not utilize XYT.  The bulk of these funds will be utilized to purchase inventory, which will be on a cash basis until a track record is established and net 30 day terms can be negotiated.  The broader product line will include significantly more Western drugs as well as traditional Chinese drugs and herbs.  In addition, the Company may be required to raise capital in order to make acquisitions in furtherance of its growth plan.  Although funds from operations are adequate to conduct the Company’s current operations, it will need to raise capital in order to grow through acquisitions.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended December 31, 2010 was US$88,485, compared to net cash used in operating activities of US$4,032 for the nine months ended December 31, 2009.  This increase in cash used in operating activities was primarily due to net income of US$1,786,192, and decreases in others payable and accrued liabilities of US$2,226,365 partially offset by accounts receivables of US$2,385,820.

Net cash provided by investing activities

Net cash provided by investing activities was US$507,684 for the nine months ended December 31, 2010 and was generated by the acquisition of XYT.  The Company under took no investing activities during the nine months ended December 31, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was US$320,422 for the nine months ended December 31, 2010 and was comprised of a convertible promissory note offset in part by repayment of borrowings from Kunming Wuhua Branch of Fudian Bank and increase in restricted cash.  Net cash provided by financing activities during the nine months ended December 31, 2009 was US$9,839.

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

Inventories

Net realizable value of inventories is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale.  For the years ended March 31, 2010 and 2009, the Company recorded no allowance for slow-moving and obsolete inventories.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of December 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Promissory Notes

On October 3, 2010, the Company issued a convertible promissory note to Sierra Growth Inc. (the “Sierra Note”) in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum.  The Sierra Note matures on October 3, 2015.  The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Sierra Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price.  We issued the Sierra Note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  On October 4, 2010, Sierra Growth Inc. assigned the Sierra Note to Caledonia Partners LLC, and on January 21, 2011, Caledonia Partners LLC agreed to extend the total funds available to the Company under the Sierra Note to $500,000.  As of January 28, 2011, the Company has drawn $410,000 under the Sierra Note.

On December 22, 2010, the Company issued a convertible promissory note to Caledonia Partners LLC  (the “Caledonia Note”) in the principal amount of up to $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum.  The Caledonia Note matures on December 22, 2015.  The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Caledonia Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price.  We issued the Caledonia Note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  As of the date of this Form 10-Q, the Company has not drawn any funds under the Caledonia Note.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008).
10.1	Convertible Promissory Note of the Company, dated October 3, 2010, to Sierra Growth Inc., as amended and assigned to Caledonia Partners LLC*
10.1(a)	Amendment to the Convertible Promissory Note Dated October 3, 2010, dated October 4, 2010*
10.1(b)	Amendment to the Convertible Promissory Note Dated October 3, 2010, dated January 21, 2011*
10.2	Convertible Promissory Note of the Company, dated December 22, 2010, to Caledonia Partners LLC*
10.3	Bonus Payment Agreement, dated October 7, 2010, by and between the Company and Mr. Zhen Jiang Wang*
10.3(a)	Amendment to Bonus Payment Agreement, dated October 8, 2010*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: February 22, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)