Form 10-Q/A
period 2010-12-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-04-01
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Original Form 10-Q”) to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of March 11, 2011.

Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Form 10-Q/A has not been updated to reflect events that occurred after February 22, 2011, the filing date of the Original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The only section that has been amended is “Item 1. Financial Statements.”   As a result of these modifications, the certifications required pursuant to the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1, and 32.2, have been re-executed and re-filed as of the date of this Amendment No. 1.

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

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

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
(Unaudited)
		Three months ended		Nine months ended
		December 31,		December 31,
	Notes	2010	2009	2010	2009
		$	$	$	$

Sales (Gross)		6,377,529	-	7,398,087	-
Costs of sales		(4,281,553)	-	(5,102,538)	-

Gross profit		2,095,976	-	2,295,549	-

Web design		(29,330)		(29,330)
Legal and accounting		(152,480)	(2,250)	(156,343)	(7,750)
Selling expenses		(4,437)	-	(4,437)	-
Administrative expenses		(120,278)	(923)	(121,675)	(3,106)
Depreciation and amortization		(2,175)	-	(2,175)	-
Other income	13	303,570	-	303,576	-
Other operating expenses		(21,830)		(32,502)	-
Income from operations		2,069,016	(3,173)	2,252,663	(10,856)
Interest income		24	-	24	-
Interest expense		(12,157)	-	(12,157)	-
Other income		-	-	-	-

Income before tax		2,056,883	(3,173)	2,240,530	(10,856)
Income tax	14	(394,343)	-	(454,338)	-

Net income		1,662,540	(3,173)	1,786,192	(10,856)
Other comprehensive income- foreign currency translation adjustments		166,064	-	200,405	-

Comprehensive income		1,828,604	(3,173)	1,986,598	(10,856)
Earnings per share	18	0.0305	(0.0018)	0.0391	(0.0060)
Basic

Weighted average number of common shares outstanding		60,000,000	1,800,000	50,869,565	1,800,000

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Stated in US Dollars)
(Unaudited)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive
	Shares	Amount	Shares	capital	earnings	Income	Total
		$	$	$	$	$	$

Balance, March 31, 2010	45,000,000	45,000	-	5,000	(68,611)	-	(18,611)
New issue of common stock	15,000,000	15,000	-				15,000
Net income	-	-	-	-	123,652	-	123,652
Foreign currency translation adjustments	-	-	-	14,985,000	-	34,341	15,019,341

Balance, September 30, 2010	60,000,000	60,000	-	14,990,000	55,041	34,341	15,139,382

Cancellation of common stock	(5,000,000)	(5,000)	5,000	-	-	-	-
Increase in additional paid-in capital	-	-	-	-	-	-	-
Net income	-	-	-		1,662,540	-	1,662,540
Foreign currency translation adjustments	-	-	-	-	-	166,064	166,064

Balance, December 31, 2010	55,000,000	55,000	5,000	14,990,000	1,717,581	200,405	16,967,986

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
 (Unaudited)

	Nine months ended
	December 31,
	2010	2009
	$	$
Cash Flows from Operating Activities
Net income	1,786,192	(10,856)
Adjustments to reconcile net income to net cash provided by operating activities:	-	- -
Depreciation and amortization	2,175	-
Changes in operating assets and liabilities:
Due from a related party	(65,641)	-
Due to a related party	4,067	-
Inventories	(110,456)	-
Increase (decrease) in other payable and accrued liabilities	(2,226,365)	6,187
(Increase) decrease in prepaid expenses	216	637
Notes payable	(40,367)	-
Account Payables	10,250	-
Accounts Receivables	(2,385,820)
Income tax payable	3,114,235	-

Net cash provided by (used in) operating activities	88,485	(4,032)

Cash Flows from Investing Activities
Purchase of plant and equipment	(2,237)	-
Cash received in acquire investments	509,922	-

Net cash provided by investing activities	507,684	-

Cash flows from financing activities
Repayment of borrowings	(38,548)	-
Convertible Promissory Note	862,088	-
Decrease (increase) in restricted cash	(503,118)	-
Increase in due to stockholder	-	9,839

Net cash provided by financing activities	320,422	9,839

Effect of foreign currency translation on cash and cash equivalents	201,134	-

Net decrease in cash and cash equivalents	1,117,725	5,807

Cash and cash equivalents - beginning of period	7,331	7,681

Cash and cash equivalents - end of period	1,125,056	13,488

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	-	-
Income taxes	-	-

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

On September 15, 2010, FCPG US acquired FCPG HK and XYT.  The consolidated statements of income and comprehensive income and conceded statements of cash flows of the companies (including the Company and FCPG HK, XYT) now comprising the group (the “Group”) have been prepared throughout the periods for the three months ended and nine months ended to December 31, 2010 and 2009. The pre-control profits of FCPG HK had been eliminated under US GAAP, the post-control profits for the three months ended and nine months ended to December 31, 2010 was generalize from XYT from September 16, 2010 to December 31, 2010.

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

The Company reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At December 31, 2010, the Company had 200,000,000 common shares authorized; 60,000,000 and 60,000,000 common shares issued and outstanding respectively.

19.	SUPPLEMENTAL PRO FORMA FINANCIAL STATEMENTS

The following supplemental pro forma consolidated financial statements give effect to the acquisition of Kun Ming Xin Yuan Tang Pharmacies Co., Ltd. (“Target”) by First China Pharmaceutical Group, Inc. (“FCPG”) via the acquisition of First China Pharmaceutical Group Limited (“Parent”) by FCPG.  Target is a 100% wholly owned subsidiary of Parent.

Pursuant to a Share Exchange Agreement dated August 23, 2010, FCPG, a public corporation incorporated in Nevada on July 31, 2007, acquired 100% of the issued and outstanding shares of Parent, a private company formed in Hong Kong on April 29, 2010, in exchange for 15,000,000 shares of common stock of FCPG, representing 25% of its total issued and outstanding shares at the time.

The share exchange transaction between Parent and FCPG is considered an acquisition and was accounted for as such with FCPG being treated as the accounting and legal parent and Parent being treated as the accounting and legal subsidiary. This means the consolidated results of operations of FCPG going forward will include those of FCPG for the period from its inception on July 31, 2007 and those of Parent since the date of the acquisition, September 15, 2010.

The following pro forma consolidated balance sheet includes the balance sheets of FCPG and Target as of March 31, 2009, as if the acquisition of Target occurred on that date.

The pro forma consolidated balance sheet and statement of operations should be read in conjunction with the separate historical audited financial statements for both FCPG and Target, as follows:

(i) for FCPG, audited financial statements for the years ended March 31, 2010 and 2009, as filed in FCPG’s annual report on Form 10-K on May 10, 2010;

(ii) for Target, audited financial statements as of and for the years ended December 31, 2009, 2008 and 2007, as filed as Exhibit 99.1(a) of FCPG’s current report on Form 8-K on September 21, 2010, as amended.

The fiscal year ends of FCPG and Target are March 31 and December 31, respectively.  The pro forma balance sheet and earnings (loss) per share data of FCPG and Target are indicative of their consolidated financial position, had the acquisition occurred on March 31, 2009.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
PRO FORMA CONSOLIDATED BALANCE SHEET

		Target(FCPG HK		Pro-Forma	Pro-Forma
	FCPG Inc	Group)		Adjustments	Consolidated
	March 31,	December 31,		March 31,	March 31,
	2009	2008		2009	2009
	(A)	(B)		(Note2)
	$	$		$	$
ASSETS

Current Assets
Cash and cash equivalents	$7,681	$80,857			$88,538
Restricted cash	-	782,565			782,565
Due from a related party	-	2,498,924			2,498,924
Inventories	-	4,875,494			4,875,494
Prepaid expenses	974	-			974
Other receivables	-	-			-
Accounts receivables	-
Plant and equipment, net	-	7,196			7,196
Intangible assets, net	-	3,958			3,958
Goodwill	-	-	(a)	12,665,589	12,665,589
Goodwill Impairment	-	-			-
TOTAL ASSETS	$8,655	$8,248,994		$12,665,589	$20,923,238

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities and other	$9,063	$3,318,973	(b)	343,155	$3,671,191
Short term borrowings	-	-			-
Income tax payable	-	835,137			835,137
Notes payable	-	1,760,473			1,760,473
Due to related party	1,673	-			1,673
Total Current Liabilities	10,736	5,914,583		343,155	5,925,319

STOCKHOLDERS' EQUITY

Capital Stock
Authorized – 100,000,000 common shares $0.001 par value; 1,800,000 issued and outstanding	1,800	266,101	(a)	15,000	282,901
			(a)	(266,101)	(266,101)

Additional Paid-in Capital	48,200	-	(a)	14,985,000	15,033,200

Retained Earnings (Deficit)	(52,081)	1,948,825	(a)	(1,948,825)	(52,081)
			(b)	(343,155)	(343,155)
Effect of Foreign Currency Translation Adjustments	-	119,485	(a)	(119,485)	—
TOTAL STOCKHOLDERS’ EQUITY	(2,081)	2,334,411		12,322,434	14,654,764
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,655	$8,248,994		$12,665,589	$20,923,238

(a) – Refer to Note 2(C) to the pro forma financial statements.

The accompanying notes are an integral part of these pro forma financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

 The following unaudited pro forma consolidated results of operations assume that the acquisition of XYT was completed as of March 31, 2009 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Sales (Gross)	$6,377,528	6,512,337	21,034,754	19,524,619
Net income	2,055,970	406,107	3,284,735	2,294,515
Earnings per common share - basic and diluted	0.0343	0.0068	0.0547	0.0382

The accompanying notes are an integral part of these pro forma financial statements.

PRO FORMA CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Share Exchange Transaction

On September 15, 2010, FCPG, a public shell company, closed a share exchange agreement with Target and Parent, each a private corporation, whereby 100% of the shares of Target were exchanged for 15,000,000 shares of FCPG common stock.  There was no change in beneficial ownership of FCPG as a result of the transaction and accordingly, the acquisition of Parent by FCPG is considered a purchase and was accounted for as such.

For the purposes of these pro forma financial statements, a pro forma consolidated statement was used for Kun Ming Xin Yuan Tang Pharmacies Co., Ltd. (“Target”) as Target has historical operations rather than First China Pharmaceutical Group Limited. (“Parent”), as Parent was formed on April 29, 2010 and has no historical operations which add value to these pro forma financial statements.

NOTE 2 - Pro Forma Adjustments

The pro forma adjustments to the consolidated balance sheet give effect to the acquisition of Target as if the transactions had occurred at the companies’ respective balance sheet dates of their respective most recent audits.

A.	Derived from the audited balance sheet of FCPG as of March 31, 2009.

B.	Derived from the audited balance sheet of Target as of December 31, 2008.

C.
Pro forma adjustment to issue 15,000,000 common shares of FCPG for 100% of outstanding shares of Parent valued at $15,000,000 being the consideration given in the transaction valued at the market price on the date of the transaction being $1.00 per share. The quoted market price is from OTCBB Market.

D.
Pro forma adjustment to reflect the bonus payments to be paid to Mr. Wang as contemplated by the Share Exchange Agreement. On September 15, 2010, FCPG closed a Share Exchange Agreement with the exception of bonus payments based on two percent of the quarterly gross sales of XYT to be paid to Mr. Zhen Jiang Wang. Gross sales of XYT for 2008 is $ 17,157,747, bonus payments to be paid to Mr. Wang is $ 343,155.

NOTE 3- Goodwill

Goodwill was initially recognized from the premium paid over the value of net asset of the FCPG HK (XYT) as at the acquisition date, September 15, 2010.

According to ASC 350-20-35-30, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances. The annual goodwill impairment test may be performed any time during the fiscal year provided the test is performed at the same time every year. Different reporting units may be tested for impairment at different times.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008).
10.1	Convertible Promissory Note of the Company, dated October 3, 2010, to Sierra Growth Inc., as amended and assigned to Caledonia Partners LLC*
10.2	Convertible Promissory Note of the Company, dated December 22, 2010, to Caledonia Partners LLC
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: March 31, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)