Form 10-Q/A
period 2010-12-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-05-02
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011, as amended on April 1, 2011 (the “Original Form 10-Q”) to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC dated as of April 15, 2011.

Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Form 10-Q/A has not been updated to reflect events that occurred after February 22, 2011, the filing date of the Original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The only sections that have been amended are “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   As a result of these modifications, the certifications required pursuant to the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1, and 32.2, have been re-executed and re-filed as of the date of this Amendment No. 2.

Except as set forth above, all other information in the Company’s Original 10-Q remains unchanged. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND MARCH 31, 2010
(Stated in US Dollars)
(Unaudited)
		At	At
		December 31,	March 31,
	Notes	2010	2010
		$	$

ASSETS
Current Assets
Cash and cash equivalents		1,125,056	841,280
Restricted Cash		503,118	-
Due from a related party	3	17,511,021	12,009,959
Prepaid and deferred expenses		17	-
Inventories	4	6,912,658	4,671,322
Account Receivables		2,385,821	-
Total current assets		28,437,691	17,522,561
Plant and equipment, net	6	2,006	848
Intangible assets, net	7	2,268	2,798
TOTAL ASSETS		28,441,965	17,526,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	8	812,491	732,461
Notes Payable	10	1,266,904	-
Other payable and accrued liabilities	9	13,011,906	9,200,070
Due to a related party		12,752	-
Income tax payable		3,114,235	1,740,726
Account payable		10,250	-
Total Current Liabilities		18,228,538	11,673,257
Non Current Liabilities
Convertible Promissory Notes		862,088	-
Total Non Current Liabilities		862,088	-
TOTAL LIABILITIES		19,090,626	11,673,257

COMMITMENTS AND CONTINGENCIES	15	-

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,000,000 and 60,000,000 shares issued and outstanding, respectively	11	55,000	1,282
Treasury Shares	12	5,000	-
Additional paid-in capital		-	264,819
Retained earnings		9,009,806	5,501,792
Accumulated other comprehensive income - foreign currency translation adjustments		(60,907)	85,057
Gain and loss from investment		342,440	-
TOTAL STOCKHOLDER’S EQUITY		9,351,339	5,852,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		28,441,965	17,526,207

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
(Unaudited)

		Three months ended		Nine months ended
		December 31,		December 31,
	Notes	2010	2009	2010	2009
		$	$	$	$

Sales (Gross)		6,375,329	6,486,939	21,021,873	19,032,511
Costs of sales		(4,280,107)	(5,139,656)	(16,242,991)	(15,537,615)

Gross profit		2,095,222	1,347,283	4,778,882	3,494,896

Web design		(29,330)	-	(29,330)	-
Legal and accounting		(152,480)	-	(156,343)	-
Selling expenses		(4,435)	(758,360)	(22,574)	(769,407)
Administrative expenses		(119,961)	(43,717)	(183,840)	(130,133)
Depreciation and amortization		(2,175)	(4,388)	(2,207)	(13,165)
Other operating expenses		(21,822)	(5,543)	(65,504)	(1,874)
Other income	13	301,187	48,376	300,000	48,356
Income from operations		2,066,206	583,651	4,619,084	2,628,673
Interest income		25	3,659	3,810	11,053
Interest expense		(10,132)	(1,508)	(34,822)	(1,507)

Income before tax		2,056,099	585,802	4,588,072	2,638,219
Income tax	14	(394,210)	(146,450)	(1,011,447)	(659,555)

Net income		1,661,889	439,352	3,576,625	1,978,664
Other comprehensive income
Gain and loss from investment - foreign currency translation		-		342,447
adjustments		(60,907)	191,608	(60,907)	379,145

Comprehensive income		1,600,982	630,960	3,866,876	2,357,809
Earnings per share	18	0.0277	0.0439	0.0703	0.1979
Basic
Weighted average number of common shares outstanding		60,000,000	10,000,000	50,869,565	10,000,000

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Stated in US Dollars)
(Unaudited)

	Common stock		Treasury	Additional paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	Shares	capital	earnings	income		Total
		$	$	$	$		$	$
						Gain & loss from investment	Foreign currency translation adjustments
Balance, March 31, 2010	10,000,000	1,282	-	264,819	5,501,792	-	85,057	5,852,950
Elimination of share capital of legal acquiree.	(10,000,000)	(1,282)	-	(264,819)		351,158	(85,057)	-
Recognition of the share capital of legal acquirer-FCPG Inc. i.e. the Company.	45,000,000	45,000	-	5,000	(68,611)	-	-	(18,611)
New issue of common stock	15,000,000	15,000	-	-	-	-	-	15,000
Net income	-	-	-	-	1,914,736	-	-	1,914,736
Reorganization of FCPG HK and XYT	-	-	-	(5,000)	-	(8,718)	-	(13,718)
Balance, September 30, 2010	60,000,000	60,000	-	-	7,347,917	342,440	-	7,750,357

Cancellation of common stock	(5,000,000)	(5,000)	5,000	-	-		-	-
Increase in additional paid-in capital	-	-	-	-	-		-
Net income	-	-	-		1,661,889		-	1,661,889
Foreign currency translation adjustments	-	-	-	-	-		(60,907)	(60,907)

Balance, December 31, 2010	55,000,000	55,000	5,000	-	9,009,806	342,440	(60,907)	9,351,339

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
 (Unaudited)

	Nine months ended
	December 31,
	2010	2009
	$	$
Cash Flows from Operating Activities
Net income	3,576,625	1,978,664
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation and amortization	2,207	13,165
Changes in operating assets and liabilities:
Due from a related party	(5,501,426)	(6,813,212)
Due to a related party	12,752	-
Inventories	(2,241,336)	1,981,550
Increase (decrease) in other payable and accrued liabilities	3,891,866	1,771,166
(Increase) decrease in prepaid expenses	(17)
Notes payable	1,266,904	(763,191)
Account Payables	10,250	-
Accounts Receivables	(2,385,820)	-
Income tax payable	1,373,509	947,137

Net cash provided by (used in) operating activities	5,514	(884,721)

Cash Flows from Investing Activities
Purchase of plant and equipment	-	9,360

		9,360
Net cash provided by investing activities	-

Cash flows from financing activities
Repayment of borrowings	80,030	730,062
Convertible Promissory Note	862,088	-
Decrease (increase) in restricted cash	(503,118)	-
Increase in due to stockholder	-	-

Net cash provided by financing activities	439,000	730,062

Effect of foreign currency translation on cash and cash equivalents	(160,738)	320,678

Net decrease in cash and cash equivalents	283,776	175,379

Cash and cash equivalents - beginning of period	841,280	668,503

Cash and cash equivalents - end of period	1,125,056	843,882

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.

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

On September 15, 2010, the Company acquired FCPG HK and XYT. The Company was a shell company and its financial statements should be disregarded prior to September 15, 2010. According to the division of Corporation Finance Financial Reporting Manual 1170.1, Financial information of a registrant’s predecessor is required for all periods prior to the succession, with no lapse in audited periods or omission of other information required about the registrant. Any interim period of the predecessor prior to its acquisition by the registrant should be audited when audited financial statements for the period after the acquisition are presented. Schedules required by S-X Article 12 are required for predecessor entities’. The consolidated statements of income and comprehensive income and conceded statements of cash flows of the companies (including the Company, FCPG HK and XYT) now comprising the group(the “Group”) have been prepared throughout the periods for the three months ended and nine months ended to December 31, 2010, and the statements of income and comprehensive income and conceded statements of cash flows of FCPG HK and XYT have been prepared throughout the periods for the three months ended and the nine months ended to December 31, 2009.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          Basis of Preparation and Presentation

On September 15, 2010, the Company acquired FCPG HK and XYT. The Company was a shell company and its financial statements should be disregarded prior to September 15, 2010.. According to the division of Corporation Finance Financial Reporting Manual 1170.1, Financial information of a registrant’s predecessor is required for all periods prior to the succession, with no lapse in audited periods or omission of other information required about the registrant. Any interim period of the predecessor prior to its acquisition by the registrant should be audited when audited financial statements for the period after the acquisition are presented. Schedules required by S-X Article 12 are required for predecessor entities’. The consolidated statements of income and comprehensive income and conceded statements of cash flows of the companies (including FCPG HK and XYT) now comprising the Group (the “Group”) have been prepared throughout the periods for the three months ended and nine months ended to December 31, 2010 and 2009.

The Share Exchange is being accounted for as a reverse aquistion presumed to be effected on March 31, 2010 instead of September 15, 2010.  The operating results, financial position and cash flows of the Group are consolidated since January 2010.  The operating results, financial position and cash flows for the Company and its subsidiaries for the three and nine month periods ended December 31 2009 and 2010.

The consolidated balance sheets of the Group as at December 31, 2010 and March 31, 2010 have been prepared to present the position of the assets and liabilities of the Group as at the respective dates.

The Group’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for illustrative of interim predecessor financial information.

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

Office equipment	33	⅓%
Other equipment	20%
Motor vehicles	25%

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

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	December 31, 2010	March 31, 2010

Closing rate	6.6227	6.8263

	Three Months to December 31, 2010	Nine Months to December 31,2010

Average rate	6.6619	6.7245

USD to HKD

	December 31, 2010	March 31, 2010

Closing rate	7.7833	7.7638

	Three Months to December 31,2010	Nine Months to December 31, 2010

Average rate	7.7718	7.7735

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

Mr Wang has discontinued making payment or collecting receivable for the Company since June 30, 2010. The amount due from related party–Mr Wang will be repaid by Mr Wang by cash or equivalent assets with a detailed repayment schedule stated at Form 8-K.

4.	INVENTORY

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Finished goods	6,912,658	4,671,322

5.	RESERVED

6.	PLANT AND EQUIPMENT, NET

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Cost
Office equipment	13,199	9,888
Other equipment	30,632	51,429
Motor vehicles	-	-

Total	43,831	61,317
Accumulated depreciation	(41,825)	(60,469)

Property, plant and equipment, net	2,006	848

7.	INTANGIBLE ASSET, NET

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Cost	8,426	8,174
Accumulated amortization	(6,158)	(5,376)

Intangible asset, net	2,268	2,798

8.	SHORT-TERM BORROWINGS

The details of short-term borrowings as of December 31, 2010 are as follows:

Nature	Annual Interest Rate	Period	Outstanding loan amount	Collateral
			$

Bank loan	7.97%	27/04/2010 – 26/04/2011	52,044	N/A
Bank loan	5.31%	07/12/2010 – 06/12/2011	760,447	N/A

			812,491

9.	OTHER PAYABLE AND ACCRUED LIABILITIES

	At	At
	December 31,	March 31,
	2010	2010
	$	$

Other payables	1,800,131	691,026
Staff costs payables	31,870	32,131
Value added tax payable	11,179,905	8,476,912

	13,011,906	9,200,069

10.	NOTES PAYABLE

The notes payable which were issued by the Company with bank guarantees are secured by the restricted cash.

11.	COMMON STOCK

For the period nine months and three months ended 2009 there were 10,000,000 shares authorized issued and outstanding for the Predecessor (FCPG HK) respectively.
For the period nine months ended December 31, 2010 and 2009 there were 200,000,000 shares authorized; 55,000,000 and 60,000,000 shares issued and outstanding for the Company respectively. During three months ended to December, 2010, 5,000,000 were cancelled.

The market share price for the Company on December 31, 2010 was $1.77 per share and the quoted market price is from OTCBB Market.

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

A reconciliation of the tax expense applicable to income before tax using the statutory rate to the tax expense at the effective tax rate is as follows:

	Nine months ended
	December 31,
	2010	2009
	$	$

Income before tax	4,588,072	2,638,219

Tax at the statutory rate	1,011,447	659,555

Effective income tax expenses	1,011,447	659,555

There was no deferred tax during the periods and as at the balance sheet dates.

15.	COMMITMENTS AND CONTINGENCIES

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

The Company reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At December 31, 2010, the Company had 200,000,000 common shares authorized; 60,000,000 and 60,000,000 common shares issued and outstanding respectively. For the period nine months and three months ended 2009 there were 10,000,000 shares authorized issued and outstanding for the Predecessor (FCPG HK) respectively.

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

Comparison of the Nine Months Ended December 31, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Nine Months Ended December 31
	2010	2009
Statements of Operations Data
Sales (Gross)	$21,021,873	$19,032,511
Cost of Sales	(16,242,991)	(15,537,615)
Gross Profit	4,778,882	3,494,896
Selling, general and administrative expenses, and other expenses	(1,202,257)	(1,516,232)
Net Income	3,576,625	1,978,664
Effects of foreign currency translation conversion	(60,907)	379,145
Gain and loss from investment	342,447	-
Comprehensive income	3,866,876	2,357,809

Sales(Gross)

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations and biologicals for the nine months ended December 31, 2010 totaled US$21,021,873, and US$19,032,511 for the nine months ended December 31, 2009. This increase in sales was due to XYT experienced an increase in sales due to the growth of its business, sales of higher priced products, and increased selling efforts.  However, the key reason for the improvement was XYT’s ability to market its product line over the internet in 2010.

Cost of sales

Cost of sales for the nine months ended December 31, 2010 was US$16,242,991 and consisted primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products.  Cost of sales increased from US$15,537,615 for the nine months ended December 31, 2009.  The increase in cost of sales was in line with the growth of sales.  In addition, more efficient order processing using the internet has increased productivity and enabled the Company to order larger inventories and realize volume discounts.

Gross profit

Gross profit for the nine months ended December 31, 2010 was US$4,778,882, an increase from US$3,494,896 for the nine months ended December 31, 2009.  The increase in gross profit reflects increased overall sales and decrease in cost of sales. The gross profit margin has increased. The key reason for the improvement was XYT’s ability to market its product line over the internet in 2010.

Selling, general and administrative expenses, and other expenses

Our selling, general and administrative expenses for the nine months ended December 31, 2010 decreased to US$1,202,257, from the comparable prior period of US$1,516,232.  There have improvements in management and cost controls.

Income tax expense

Income tax expense for the nine months ended December 31, 2010 was US$1,011,447 compared to income tax expense of US$659,555 for the nine months ended December 31, 2009.  The increase was due to the increase in profits.

Net income

Net income increased to US$3,576,625 for the nine months ended December 31, 2010 from net income of US$1,978,664 for the nine months ended December 31, 2009.  This increase was primarily due to the increase in sales, offset by corresponding increases in cost of sales, selling, general and administrative expenses, legal and accounting expenses, and web design expenses related to the business of XYT.

Effects of foreign currency translation conversion

We recognized a gain of US$(60,907) on the effects of foreign currency conversion for the nine months ended December 31, 2010 and US$379,145 for the nine months ended December 31, 2009.

Comprehensive income

Our comprehensive income increased from a comprehensive loss of US$2,357,809 for the nine month period ended December 31, 2009 to a comprehensive income of US$3,866,876 for the nine months ended December 31, 2010.  The increase is attributable to the above-mentioned increases in sales and gross profits, in addition to the gain recognized on the effects of foreign currency conversion.

Comparison of the Three Months Ended December 31, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended December 31,
	2010	2009
Statements of Operations Data
Sales (Gross)	$6,375,329	$6,486,939
Cost of Sales	(4,280,107)	(5,139,656)
Gross Profit	2,095,222	1,347,283
Selling, general and administrative expenses, and others	(433,333)	(907,931)
Net Income	1,661,889	439,352
Effects of foreign currency translation conversion	(60,907)	191,608
Comprehensive income	1,600,982	630,960

Sales (Gross)

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations and biologicals for the three months ended December 31, 2010 totaled US$6,375,329, an increase from US$6,486,939 for the three months ended December 31, 2009.  The slight decrease in sales in this quarter compared to last year.

Cost of sales

Cost of sales for the three months ended December 31, 2010 was US$4,280,107 and consisted primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products.  Cost of sales increased from US$5,139,656 for the three months ended December 31, 2009, is because the bargaining power of XYT is increasing.   In addition, more efficient order processing using the internet has increased productivity and enabled the Company to order larger inventories and realize volume discounts.

Gross profit

Gross profit for the three months ended December 31, 2010 was US$2,095,222, an increase from US$1,347,283 for the three months ended December 31, 2009.  The increase in gross profit reflects increased overall sales and decreases in cost of sales.

Selling, general and administrative expenses, and others

Our selling, general and administrative expenses for the three months ended December 31, 2010 increased to US$433,333, from the comparable prior period of US$907,931.  There have improvements in management and cost controls.

Income tax expense

Income tax expense for the three months ended December 31, 2010 was US$394,210 compared to income tax expense of US$146,450 for the three months ended December 31, 2009.  The increase was due to the increase in profits.

Net income

Net income increased to US$1,661,889 for the three months ended December 31, 2010 from net loss of US$439,352 for the three months ended December 31, 2009. This increase was primarily due to the increase in sales, offset by corresponding increases in cost of sales, selling, general and administrative expenses, legal and accounting expenses, and web design expenses related to the business of XYT.

Effects of foreign currency translation conversion

We recognized a gain of US$(60,907) on the effects of foreign currency conversion for the three months ended December 31, 2010.  We did not have any operations involving a foreign currency during the three months ended December 31, 2009.  Accordingly, we recognized a gain of US$191,608 on the effects of foreign currency conversion for the three months ended December 31, 2009.

Comprehensive income

Our comprehensive income increased from a loss of US$2,063,753 for the three month period ended December 31, 2009 to US$630,960 for the three months ended December 31, 2010.  The increase is attributable to the above-mentioned increases in sales and gross profits, in addition to the increase in gain recognized on the effects of foreign currency conversion.

Liquidity and Capital Resources

Overview

As of December 31, 2010, we had cash and equivalents on hand of US$1,125,056, and working capital of US$10,209,153.  We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through June 30, 2011.  If XYT does not meet its revenue objectives over that period, the Company may need to sell additional equity securities, which could result in dilution to current stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended December 31, 2010 was US$5,514, compared to net cash used in operating activities of US$(884,721) for the nine months ended December 31, 2009.  This increase in cash used in operating activities was primarily due to net income of US$3,576,625, and partially offset by accounts receivables of US$2,385,820.

Net cash provided by investing activities

Net cash provided by investing activities was US$0 for the nine months ended December 31, 2010 and compared to US$9,360 for the nine months ended December 31, 2009. The Company under took no investing activities during the nine months ended December 31, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was US$439,000 for the nine months ended December 31, 2010 and was comprised of a convertible promissory note offset in part by repayment of borrowings from Kunming Wuhua Branch of Fudian Bank and increase in restricted cash.  Net cash provided by financing activities during the nine months ended December 31, 2009 was US$730,062.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008).
10.1	Convertible Promissory Note of the Company, dated October 3, 2010, to Sierra Growth Inc., as amended and assigned to Caledonia Partners LLC
10.2	Convertible Promissory Note of the Company, dated December 22, 2010, to Caledonia Partners LLC
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: April 29, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)