Form 10-Q
period 2011-06-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-08-22
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock at August 15, 2011 was 59,664,480.

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

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		As of	As of
		June 30, 2011	December 31, 2010
	Notes	(Unaudited)	(Unaudited)
		$	$
ASSETS
Current Assets
Cash and cash equivalents		1,026,522	1,125,057
Restricted cash		1,086,594	503,118
Account receivables		1,371,912	2,385,820
Other receivables		1,638,251	17
Due from a related party	3	1,932,077	-
Prepayment	4	5,068,175	-
Deferred expenses	5	207,195	-
Inventories		1,252,704	6,912,658
Total Current Assets		13,583,430	10,926,670

Non-current Assets
Due from a related party, non-current	3	20,624,448	17,011,021
Deferred expenses, non-current	5	494,420	-
Plant and equipment, net	6	13,268	5,605
Intangible assets, net	7	98,636	2,268
Total Non-current Assets		21,230,772	17,018,894

Total Assets		34,814,202	27,945,564

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		As of	As of
		June 30, 2011	December 31, 2010
	Notes	(Unaudited)	(Unaudited)
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,606	812,491
Account payable		-	10,250
Other payable and accrued liabilities	8	13,625,284	12,547,659
Due to a related party	3	229,844	12,752
Notes payable	9	2,693,306	1,266,905
Income tax payable		3,453,068	3,114,235
Total Current Liabilities		20,774,108	17,764,292

Non-current Liabilities
Convertible Promissory Notes	10	891,228	772,592
Total Non-current Liabilities		891,228	772,592

Total Liabilities		21,665,336	18,536,884

STOCKHOLDERS’ EQUITY
Common stock
$0.001 par value; 200,000,000 shares authorized; 59,664,480 shares issued and outstanding as of June 30, 2011;
55,000,000 shares issued and outstanding as of December 31, 2010 respectively.	11	59,664	55,000
Treasury stock	12	5,000	5,000
Additional paid-in capital	11	3,695,982	11,575
Reserve	13	8,169,832	-
Retained earnings		740,034	9,041,827
Accumulated other comprehensive income
- foreign currency translation adjustments		478,354	295,278

Total Stockholders’ Equity		13,148,866	9,408,680

Total Liabilities and Stockholders’ Equity		34,814,202	27,945,564

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

	Notes	Three months ended June 30		Six months ended June 30
		2011	2010	2011	2010
		$	$	$	$
Net sales		11,634,463	7,178,612	19,727,527	13,878,888
Costs of sales		(10,292,859)	(5,928,686)	(17,891,272)	(11,444,144)

Gross Profit		1,341,604	1,249,926	1,836,255	2,434,744

Selling expenses		(50,504)	(7,185)	(694,627)	(12,142)
Administrative expenses		(475,163)	(36,429)	(1,001,928)	(76,514)

Income/(Loss) from Operation		815,937	1,206,312	139,700	2,346,088

Other income /(expenses)		74,697	(21,220)	93,796	(91,977)
Interest income		1,005	3,650	6,307	4,951
Interest expense		(54,043)	(11,837)	(77,797)	(21,585)

Income/(Loss) before Tax		837,596	1,176,905	162,006	2,237,477

Income tax	14	(214,210)	(294,226)	(293,967)	(559,369)

Net Income/(Loss)		623,386	882,679	(131,961)	1,678,108

Other Comprehensive Income
-Foreign currency translation adjustments		149,492	16,447	183,076	31,268

Total Comprehensive Income		772,878	899,126	51,115	1,709,376

Basic Earnings/(Loss) per Share	17
Weight average number of common shares outstanding		59,510,035	45,000,000	57,418,241	45,000,000
Earnings per share		0.0130	0.0200	0.0009	0.0380

Diluted Earnings/(Loss) per Share	17
Weight average number of common shares outstanding		68,363,699	45,000,000	62,132,501	45,000,000
Earnings per share		0.0116	0.0200	0.0008	0.0380

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

		Common stock			Additional			Other comprehensive income
	Notes	Shares	Amount	Treasury Shares	paid-in capital	Reserve	Retained Earnings	Foreign currency transaction adjustment	Total
			$	$	$	$	$	$	$
Balance as of January 1, 2010		45,000,000	45,000	-	221,101	-	4,692,321	117,151	5,075,573
Net income		-	-	-	-	-	1,678,108	-	1,678,108
Foreign currency translation Adjustments		-	-	-	-	-	-	31,268	31,268
Balance as of June 30, 2010		45,000,000	45,000	-	221,101	-	6,370,429	148,419	6,784,949

Balance as of January 1, 2011		55,000,000	55,000	5,000	11,575	-	9,041,827	295,278	9,408,680
Equity component of issued convertible notes	10	-	-	-	24,842	-	-	-	24,842
Issuance of private offering units	11	4,277,812	4,278	-	3,523,951	-	-	-	3,528,229
Share-based payment for consultant fee	11	200,000	200	-	135,800	-	-	-	136,000
Share-based payment for service on private offering units	11	186,668	186	-	(186)	-	-	-	-
Net loss		-	-	-	-		(131,961)	-	(131,961)
Appropriation of reserves	13	-	-	-	-	8,169,832	(8,169,832)	-	-
Foreign currency translation Adjustments		-	-	-	-	-	-	183,076	183,076
Balance as of June 30, 2011		59,664,480	59,664	5,000	3,695,982	8,169,832	740,034	478,354	13,148,866

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

	Six Months Ended June 30
	2011	2010
	$	$
Cash Flows from Operating Activities
Net income (loss)	(131,961)	1,678,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,932	1,491
Interest expense on convertible notes	8,477	-
Shared based payments expense	11,332	-
Changes in operating assets and liabilities:
Due from related parties	(4,991,949)	-
Other receivable	(1,636,187)	(2,363,098)
Deferred expenses	(700,705)	-
Account Receivables	1,018,641	-
Prepayment	(4,937,108)	-
Inventories	5,724,717	(2,971,002)
Other payable and accrued liabilities	901,077	2,667,933
Notes payable	1,394,991	-
Income tax payable	293,967	-
Net cash used in operating activities	(3,041,776)	(986,568)

Cash Flows from Investing Activities
Additions in plant and equipment	(11,766)	-
Additions in intangible assets	(95,000)	-

Net cash used in investing activities	(106,766)	-

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

	Six Months Ended June 30
	2011	2010
	$	$
Cash flows from financing activities
New borrowings raised	-	146,868
Repayment of borrowings	(52,457)	(23,675)
Net proceed from convertible notes	135,000	-
Net proceed from private offering units	3,528,230	-
Decrease (increase) in restricted cash	(570,867)	808,439

Net cash provided by financing activities	3,039,906	931,632

Effect of foreign currency translation on cash and cash Equivalents	10,102	35,142

Net increase/(decrease) in cash and cash equivalents	(98,534)	(19,794)

Cash and cash equivalents - beginning of period	1,125,056	35,142

Cash and cash equivalents at the end of period	1,026,522	15,348

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	23,461	21,585

See accompanying notes to the financial statement

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Kun Ming Xin Yuan Tang Pharmacies Co. Ltd. (“XYT”) was established under the laws of the People’s Republic of China (“PRC”) as of November 12, 2002 with a paid-in capital of RMB 2,000,000 as of December 31, 2010. As of June 25, 2010, FCPG HK acquired XYT, which became FCPG HK’s wholly owned subsidiary.

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

The Share Exchange is being accounted for as a reverse acquisition presumed to be effected on June 30, 2010 instead of September 15, 2010. The statements of balance sheet as of June 30, 2011, the statement of income and comprehensive income for the three months and six months ended June 30, 2011 and the statements of stockholders’ equity and cash flows for the six months ended June 30, 2011 have been prepared for the Group.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(a)          Basis of Preparation and Presentation (Cont’d)

The statements of balance sheet as of June 30, 2010, the statement of income and comprehensive income for the three months and six months ended June 30, 2010 and the statements of stockholders’ equity and cash flows for the six months ended June 30, 2010 have been prepared for the predecessor, XYT on a comparative basis. Information presented for comparative purposes in the consolidated financial statements is also to be retroactively adjusted to reflect the legal parent’s (the Company’s) legal capital.

The Group’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America to illustrate predecessor and successor financial information.

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

(b)          Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of due from related parties, inventories and the estimation on useful lives of plant and machinery and intangible assets. Actual results could differ from those estimates.

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

No single external customer exceeded 5% of the Group’s total revenue for the periods presented.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(d)          Cash and Cash Equivalents

The Company relies on supplies from numerous vendors. There is no single vendor that exceeded 5% of the Group’s total purchase for the six months ended June 30, 2011.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(o)         Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that required new disclosures for 2 situations. i) A reporting entity should disclose separately the amount of significant transfer in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. ii) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuance, and settlements. None of the new pronouncements has current application to the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This Update provides amendments to i)An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. ii)The glossary of Topic 855 is amended to include the definition of SEC filer. iii)An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. iv)The glossary of Topic 855 is amended to remove the definition of public entity. v)The scope of the reissuance disclosure requirements is refined to include revised financial statements only.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

3.           RELATED PARTIES

Due from a related party
The amount due from a related party, which is held by an executive officer of the Company as of June 30, 2011, is at a monthly interest rate of 1% from May 12, 2011 to November 12, 2011.

The amount due from a related party, non-current, who is a major shareholder of the Company as of June 30, 2011, is interest free, unsecured and repayable on demand. The amount solely represents the net balance of trade receivables and trade payables where the shareholder had collected and settled on behalf of XYT, up to September 30, 2010.

Due to a related party
The amount due to a related party, who is an executive officer of the Company as of June 30, 2011, is interest free, unsecured and repayable on demand.

Related parties transactions
As of September 30, 2010, FCPG HK purchased from its former shareholder, an amount of $6,153,178 of the inventory which had all been sold out by FCPG HK before June 30, 2011.

	As of	As of
	June 30,	December 31,
	2011	2010
	$	$
Due from a related party, non-current
To: XYT	26,777,626	17,011,021
To: FCPG-HK	(6,153,178)	-

Total	20,624,448	17,011,021

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

4.          PREPAYMENT

	As of	As of
	June 30,	December 31,
	2011	2010
	$	$

Prepayment for material purchase	4,237,824	-
Prepayment for website system development	698,542	-
Prepayment for new office decoration	100,000	-
Others	31,809	-

Total	5,068,175	-

5.          DEFERRED EXPENSES

	As of	As of
	June 30,	December 31,
	2011	2010
	$	$

Deferred service charge for medical agent	549,520	-
Deferred consultant service charge	124,667	-
Others	27,428	-

	701,615	-

Less: current portion	(207,195)	-

Deferred expenses, non-current	494,420	-

The amortization of deferred service charge for medical agent, with a 5-year amortization period, is $9,302 for the six months ended June 30, 2011.
The amortization of deferred consultant service charge, with a 2-year amortization period, is $73,667 for the six months ended June 30, 2011.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

6.           PLANT AND EQUIPMENT, NET

	As of	As of
	June 30,	December 31,
	2011	2010
	$	$

Cost
Office equipment	31,348	13,199
Other equipment	23,251	30,631

Total cost	54,599	43,830

Accumulated depreciation	(41,331)	(38,225)

Property, plant and equipment, net	13,268	5,605

7.           INTANGIBLE ASSETS, NET

	As of	As of
	June 30,	December 31,
	2011	2010
	$	$

Cost	110,218	8,426
Accumulated amortization	(11,582)	(6,158)

Intangible assets, net	98,636	2,268

8.           OTHER PAYABLE AND ACCRUED LIABILITIES

	As of	As of
	June 30,	December 31,
	2011	2010
	$	$

Value added tax payable	11,442,179	11,179,905
Other payables	2,183,105	1,367,754

	13,625,284	12,547,659

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

9.           NOTES PAYABLE

The notes payable which were issued by the Company with bank guarantees are secured by the restricted cash.

10.         CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, we issued a convertible promissory note to in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum.  The Note matures on October 3, 2015.  The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party. (the Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Company to $500,000.  As of June 30, 2011, the Company has drawn $495,000 under Note I and no share conversion occurred.

On December 22, 2010, we issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum.  The Note matures on December 22, 2015.  The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of June 30, 2011, the Company has drawn $500,000 under the Note and no share conversion occurred.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

10.	CONVERTIBLE PROMISSORY NOTES (Cont’d)

The discount rate of the convertible promissory notes were calculated based on the 5-year bank loan interest yield rate and the treasury yield rate by 6.87%~8.67% per annum under the Note I due to different issuance date and 7.98% per annum under the Note II. The discount amounts on the convertible promissory notes were allocated to the additional paid-in capital.

The details of convertible promissory notes as of June 30, 2011 are as follows

	As of June 30, 2011
	Note I	Note II	Total
Convertible notes payable:
-par value	495,000	500,000	995,000
-discount on liabilities	(54,224)	(59,523)	(113,747)
-interest payable adjustment	4,691	5,284	9,975

	445,467	445,761	891,228

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

11.	COMMON STOCK

As of June 30, 2010, the Company had 100,000,000 common shares authorized. As of June 25, 2010, the Company’s stockholders approved a proposal to amend the Company’s articles of incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 200,000,000. The effective date of the amendment was June 29, 2010. As of June 30, 2011, the Company had 200,000,000 common shares authorized.

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

Issuance of private offering units

Between March 18, 2011 and April 15, 2011, the Company entered into a form of Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Purchasers”) for the issuance and sale of one hundred and fifty four (154) Units of the Company at a purchase price of $25,000 per Unit (the “Private Offering”), for aggregate consideration of $3,850,000.

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

Each of the Purchasers executed an SPA and each Purchaser represented to the Company that such investor is an “accredited investor” as defined in Rule 501(a) of Regulation D of the Securities Act of 1933.  The Company expects to use the net proceeds of the Private Offering, totaling $3,633,500 after deducting for certain costs and expenses of the Private Offering, for general corporate purposes, which may include funding working capital needs, marketing, acquisitions and expansion, and to further the operations of the Company.  An aggregate of 4,464,480 Shares, 4,464,480 Series A-1 Warrants and 4,464,480 Series A-2 Warrants were issued in connection with the Private Offering.

The fair value on the Warrants was calculated under Black-Scholes Model.

Share-based payment for consultant service
As of May 6, 2011, the Company entered into a Board Advisory Agreement (the “Agreement”) with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Company.  Pursuant to the Agreement, Mr. Zwick will received two hundred thousand (200,000) shares of Company common stock, vesting monthly over a period of two years, in connection with his service as a director and a consulting fee of $2,000 per month.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

12.	TREASURY SHARES

As of November 17, 2010, 5,000,000 shares had been cancelled and returned to the Company as Treasury Shares.

13.	RESERVE

As of March 31, 2011, the board of XYT determined the appropriation of reserves from retained earnings as of September 31, 2010 by $8,169,832.

14.	INCOME TAX

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

A reconciliation of the tax expense applicable to income before tax using the statutory rate to the tax expense at the effective tax rate is as follows:

Notes	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	$	$	$	$
Income/(Loss) before tax	742,597	1,176,905	67,007	2,237,477

Tax at the statutory rate-16.5%	214,210	-	293,967	-
Tax at the statutory rate-25%	(37,505)	294,226	(217,746)	559,369
Tax effect of tax losses not recognized	37,505	-	217,746	-

Effective income tax expenses	214,210	294,226	293,967	559,369

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

15.	COMMITMENTS AND CONTINGENCIES

There was no amount due to commitments and contingencies except that XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2018.

	Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
As of June 30, 2011	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$115,891	$77,261	$67,603	$260,755

16.	SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, antibiotics, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC.

17.	EARNINGS PER SHARE

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

For the six months ended June 30, 2011, the comprehensive income was $51,115. The weighted average number of common shares outstanding for the six months ended June 30, 2011 was 57,418,241. The adjusted weighted average number of common shares and potentially dilutive securities outstanding for the six months ended June 30, 2011 was 62,132,501.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

18.	SUBSEQUENT EVENT

In order to operate in a common law jurisdiction, the Company has initiated a re-organization that will move its administrative operations to Hong Kong while continuing its drug distribution business in China. This includes relocating certain administrative functions such as,  financial accounting, information technology and investor relations to Hong Kong.

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

Beginning August, 2011, the Company has been negotiating with an independent third party on an arm's length basis to acquire XYT.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.  See also Risk Factors in our Annual Report on Form 10-K filed July 14, 2011.

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

Through our wholly-owned subsidiary, XYT, we are now engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals, as well as the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and the XYT store located at the Company’s distribution facility in Kunming.  XYT was founded in November 2002 and is a provincial pharmaceutical distributor that offers approximately 5,000 drugs, of which approximately 1,000 are over-the-counter drugs, approximately 1,000 are prescription drugs, approximately 2,000 are prepared Chinese medicines and approximately 1,000 are supplements.  Currently, XYT has approximately 5,000 customers and supplies approximately 10% of such customers’ inventories with a sales network that covers the entire Yunnan Province of China.  XYT believes it has a strategic advantage over certain of its competitors in Yunnan Province as it has obtained government approval to fill orders over the internet. XYT received the License of Internet Drug Information Service issued by the Yunnan Food and Drug Administration in October 2009.  This license enables XYT to bypass municipal and county pharmaceutical distributors, market XYT’s product line, provide pricing information and provide products directly to XYT customers.  Bypassing these layers of distribution enables XYT to offer products to its customers at a significantly lower price than its major competitors while maintaining its margins.

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

On March 10, 2011, we entered into a non-binding Letter of Intent (“LOI”) to acquire 100% of the interest in Shenzhen Ming He Tang Pharmaceutical Co., Ltd. (“Min He Tang”) of Shenzhen City, Guangdong Province.  Ming He Tang was founded in 2002 and has established itself as a recognized and respected distributor of pharmaceutical products in the south China marketplace. Ming He Tang offers approximately 2500 drug varieties delivered to over 886 primary customers.  On June 14, 2011, we executed a non-binding addendum to the LOI with Ming He Tang, which sets forth a purchase price agreement whereby (subject to a binding agreement) it is proposed that we shall acquire all of the issued and outstanding shares of capital stock of Ming He Tang in exchange for certain shares of our restricted common stock and a commitment by the Company to invest in the business of Ming He Tang over a 12 month period from the closing date of the acquisition for the purpose of replicating our business model.

Corporate re-organization & Intended Disposal of XYT

In order to operate in a common law jurisdiction, the Company has initiated a re-organization that will move its administrative operations to Hong Kong while continuing its drug distribution business in China.  This includes relocating certain administrative functions such as,  financial accounting, information technology and investor relations to Hong Kong.

As part of this re-organization, it is intended that FCPG HK will dispose its interests in XYT through an arm’s length transaction.  FCPG HK will contract with XYT to act as the supplier of its logistics in filling orders in Yunnan province.  XYT will be contractually bound to only provide services to FCPG HK.  FCPG HK will retain ownership of the customers generated by XYT and the internet license.  The internet software utilized to conduct the business will also continue to be used exclusively by FCPG HK.

Management is currently in the process of negotiating contractual agreements with an independent third party to acquire XYT and enter agreements that will have XYT continue to provide logistical support to FCPG HK and not undertake in any business activities that will be in direct competition with FCPG HK now or in the future.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Three Months Ended June 30
	2011		2010
Statements of Operations Data
Sales (Net)	US$	11,634,463	US$	7,178,612
Cost of Sales		(10,292,859)		(5,928,686)
Gross Profit		1,341,604		1,249,926
Selling expenses		(50,504)		(7,185)
Administrative expenses		(475,163)		(36,429)
Other income & expenses		74,697		(21,220)
Interest income & expense		(53,038)		(8,187)
Income tax		(214,210)		(294,226)
Net Income		623,386		882,679
Effects of foreign currency translation conversion		149,492		16,447
Comprehensive income		772,878		899,126

Sales (Net)

Net sales increased from US$7,178,612 for the three months ended June 30, 2010 to US$11,634,463 for the three months ended June 30, 2011, representing an increase of US$4,455,851 or 62%. This increase is primarily attributable to the Company's ambitious expansion of the business in China by high-priced products, increasing selling efforts and distribution channels. However, the key reason for the improvement was the Company’s ability to market its product line over the internet in 2011.  In November 2010, the Company received government approval to market its product line over the internet and began to realize the benefits of internet marketing in the first two quarters of 2011.

Cost of sales

Cost of sales increased from US$5,928,686 for the three months ended June 30, 2010 to US$10,292,859 for the three months ended June 30, 2011, representing an increase of US$4,364,173 or 74%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. The increase in cost of goods sold is primarily attributable to the increase in sales and increase in material product prices in the PRC.

Gross profit

Gross profit increased from US$1,249,926 for the three months ended June 30, 2010 to US$1,341,604 for the three months ended June 30, 2011, representing an increase of US$91,678 or 7%. The increase in gross profit reflects increased overall sales as described above, as well as the sale of certain higher margin products. The gross profit margin has declined as the PRC government has lowered the  price of certain drugs as part of the national health care reform wherein pharmaceuticals are being made more available to the population at large, thus reducing margins on certain drugs sold.

Selling expenses

Selling expenses increased from US$7,185 for the three months ended June 30, 2010 to US$50,504 for the three months ended June 30, 2011, representing an increase of US$43,319 or 603%. The increase is mainly attributable to the amortization of service charges for the medical agents.  Medical Agents are fee based sales agents that are being used by the Company to rapidly increase sales in Yunnan province. These Medical Agents will eventually be replaced by employees. These service charges did not occur during the same period of 2010.

Administrative expenses

Administrative expenses increased from US$36,429 for the three months ended June 30, 2010 to US$475,163 for the three months ended June 30, 2011, representing an increase of US$438,734 or 1,204%. The increase is mainly attributable to professional, consulting and accounting expenses of US$247,210 in the second quarter of 2011.

Other income & expenses

Other income & expenses increased from a negative US$21,220 for the three months ended June 30, 2010 to a positive US$74,697 for the three months ended June 30, 2011, representing an increase in income of US$95,917 or 452%. The increase is attributable to exchange gain due to foreign currency conversion resulting from changes in the applicable exchange rates.

Interest expense

Interest expense increased from US$8,187 for the three months ended June 30, 2010 to US$53,038 for the three months ended June 30, 2011, representing an increase in expense of US$44,851 or 548%. The increase is mainly attributable to the interest expenses from the convertible notes.

Income tax expense

Income tax expense decreased from US$294,226 for the three months ended June 30, 2010 to US$214,210 for the three months ended June 30, 2011, representing a decrease in income tax expense of US$80,016 or 27%. The decrease is attributable to the decreased income tax rate from 25% in PRC in the second quarter of 2010 to 16.5% in Hong Kong in the second quarter of 2011, due to the business operations having shifted from XYT to FCPG HK.

Net income

Net income decreased from a positive US$882,679 for the three months ended June 30, 2010 to US$623,386 for the three months ended June 30, 2011, representing a decrease in net income of US$259,293 or 29%. This decrease was primarily due to the increase in cost of sales and administrative expenses described above.

Effects of foreign currency translation conversion

Effects of foreign currency translation conversion increased from US$16,447 for the three months ended June 30, 2010 to US$149,492 for the three months ended June 30, 2011, representing an increase of US$ 133,045 or 809%.

Comprehensive income/loss

Comprehensive income decreased from a positive US$899,126 for the three months ended June 30, 2010 to US$772,878 for the three months ended June 30, 2011, representing a decrease in income of US$126,248 or 14%. The decrease is attributable to the increases in sales and gross profits, offset in part by cost of sales, selling expenses and administrative expenses described above.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Six Months Ended June 30
	2011		2010
Statements of Operations Data
Sales (Net)	US$	19,727,527	US$	13,878,888
Cost of Sales		(17,891,272)		(11,444,144)
Gross Profit		1,836,255		2,434,744
Selling expenses		(694,627)		(12,142)
Administrative expenses		(1,001,928)		(76,514)
Other income & expenses		93,796		(91,977)
Interest income & expense		(71,490)		(16,634)
Income tax		(293,967)		(559,369)
Net Income/(Loss)		(131,961)		1,678,108
Effects of foreign currency translation conversion		183,076		31,268
Comprehensive income		51,115		1,709,376

Sales (Net)

Net sales increased from US$13,878,888 for the six months ended June 30, 2010 to US$19,727,527 for the six months ended June 30, 2011, representing an increase of US$5,848,639 or 42%. This increase is primarily attributable to the Company's ambitious expansion of the business in China by high-priced products, increasing selling efforts and distribution channels. However, the key reason for the improvement was the Company’s ability to market its product line over the internet in 2011.  In November 2010, the Company received government approval to market its product line over the internet and began to realize the benefits of internet marketing for the six months ended June 30, 2011.

Cost of sales

Cost of sales increased from US$11,444,144 for the six months ended June 30, 2010 to US$17,891,272 for the six months ended June 30, 2011, representing an increase of US$6,447,128 or 56%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. The increase in cost of goods sold is primarily attributable to the increase in material product prices for the six months ended June 30, 2011.

Gross profit

Gross profit decreased from US$2,434,744 for the six months ended June 30, 2010 to US$1,836,255 for the six months ended June 30, 2011, representing a decrease of US$598,489 or 25%. The decrease in gross profit reflects increased cost of sales as described above. The gross profit margin has declined as the PRC government has lowered the  price of certain drugs as part of the national health care reform where pharmaceuticals are being made more available to the population at large, thus reducing margins on certain drugs sold.

Selling expenses

Selling expenses increased from US$12,142 for the six months ended June 30, 2010 to US$694,627 for the six months ended June 30, 2011, representing an increase of US$682,485 or 5,621%. The increase is mainly attributable to the service charges for the medical agents for the six months ended June 30, 2011. These service charges did not occur during the same period of 2010.

Administrative expenses

Administrative expenses increased from US$76,514 for the six months ended June 30, 2010 to US$1,001,928 for the six months ended June 30, 2011, representing an increase of US$925,414 or 1,209%. The increase is mainly attributable to professional, consulting and accounting expenses of US$413,181 for the six months ended June 30, 2011.

Other income & expenses

Other income & expenses increased from a negative US$91,977 for the six months ended June 30, 2010 to a positive US$93,796 for the six months ended June 30, 2011, representing an increase in income of US$185,773 or 202%. The increase was attributable to exchange gain due to foreign currency conversion resulting from changes in the applicable exchange rates.

Interest income & expense

Interest expense increased from US$16,634 for the six months ended June 30, 2010 to US$71,490 for the six months ended June 30, 2011, representing an increase in expense of US$54,856 or 330%. The increase is mainly attributable to the interest expenses from the convertible notes.

Income tax expense

Income tax expense decreased from US$559,369 for the six months ended June 30, 2010 to US$293,967 for the six months ended June 30, 2011, representing a decrease in income tax expense of US$265,402 or 47%. The decrease is attributable to the decreased income tax rate from 25% in PRC for the six months ended June 30, 2010 to 16.5% in Hong Kong for the six months ended June 30, 2011, due to the business operations having shifted from XYT to FCPG HK.

Net income/(loss)

Net income decreased from a positive US$1,678,108 for the six months ended June 30, 2010 to a negative US$131,961 for the six months ended June 30, 2011, representing a decrease in net income of US$1,810,069 or 108%. The decrease is primarily due to the increase in cost of sales and administrative expenses described above.

Effects of foreign currency translation conversion

Effects of foreign currency translation conversion increased from US$31,268 for the six months ended June 30, 2010 to US$183,076 for the six months ended June 30, 2011, representing an increase of US$151,808 or 486%.

Comprehensive income

Comprehensive income decreased from a positive US$1,709,376 for the six months ended June 30, 2010 to US$51,115 for the six months ended June 30, 2011, representing a decrease in comprehensive income of US$1,658,261 or 97%. The decrease is attributable to the above-mentioned increases in sales and gross profits, offset in part by cost of sales, selling expenses, and administrative expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2011, we had cash and equivalents on hand of US$1,026,522, and working capital deficit of US$7,190,678.  We still believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through December 31, 2011.  If the Company does not meet its revenue objectives over that period, the Company may need to sell additional equity securities, which could result in dilution to current stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Our cash needs are primarily for working capital to support our operations, the purchase of inventory and future strategic acquisitions.  We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings.  As of June 30, 2011, we had an outstanding bank loan from Kunming Wuhua Branch of Fudian Bank in the amount of US$772,606, with a monthly interest rate of 5.56%, and a maturity date of December 8, 2011.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth and acquisition plans and that we will need to raise additional capital in the next 12 months.  In order to meet our planned two to four strategic acquisitions, we estimate requiring US$6 million in capital.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

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

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2011 was US$3,041,776, compared to US$986,568 for the six months ended June 30, 2010.  The increase in cash used in operating activities was primarily due to the increase of prepayment of US$4,937,108 due to business expansion in order to promote sales and market share.

Net cash used in investing activities

Net cash used in investing activities was US$106,766 for six months ended June 30, 2011, compared to US$0 for the year ended June 30, 2010, related to the purchase of property, plant and equipment and intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities was US$3,039,906 for six months ended June 30, 2011 and was comprised of a convertible promissory note and a private offering of units offset in part by repayment of borrowings from Kunming Wuhua Branch of Fudian Bank and increase in restricted cash.  Net cash provided by financing activities during the six months ended June 30, 2010 was US$931,632.

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

Inventories

Net realizable value of inventories is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale.  For the periods ended June 30, 2011 and 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

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

Other equipment	5 years
Office equipment	3 years

Recently Issued Accounting Pronouncements

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)
We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP. We have improved our reporting capacity with the appointment of a board member who is an expert in US GAAP and by contracting an accounting firm familiar with US GAAP to assist in the preparation of our financial statements.

ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis. A review and assessment of  our internal controls is currently underway by an independent consulting firm

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

We continue to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.  As part of these changes, we have formed an audit committee comprising of our independent directors, Mr. Jack Zwick and Mr. Greg Tse, with Mr. Jack Zwick as our audit committee financial expert.

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

Other than as noted above, there were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: August 22, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)