Form 10-K/A
period 2011-03-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-09-19
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company,” “we,” “us,” or “our”) originally filed with the Securities and Exchange Commission (“SEC”) on July 14, 2011 (“Original Form 10-K”), to include restated financial statements beginning on page F-1 through F-35 herein, in response to a letter of comment from the staff of the SEC.  Except for the restated financial statements, the information in this Form 10-K/A has not been updated to reflect events that occurred after July 14, 2011, the filing date of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.  Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged.  The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Registrant)

Date: September 19, 2011	By:	/s/ Zhen Jiang Wang
Zhen Jiang Wang
Chief Executive Officer (Principal Executive Officer)

Date: September 19, 2011	By:	/s/ Yi Jia Li
Yi Jia Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Zhen Jiang Wang	Chief Executive
Zhen Jiang Wang	Officer and Director	September 19, 2011
(Principal Executive Officer)

/s/ Yi Jia Li	Chief Financial Officer	September 19, 2011
Yi Jia Li	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jack Zwick	Director	September 19, 2011
Jack Zwick

/s/ Gregory D. Tse	Director	September 19, 2011
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

/s/ Parker Randall CF

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountant
Hong Kong

June 27, 2011 except for  Note (15) to the Consolidated Financial Statements as at July 12, 2011 and except for Note 3 on September 15, 2011.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		$	$
ASSETS
Current Assets
Cash and cash equivalents		740,368	158,766
Restricted cash	7	1,052,135	682,514
Other receivables		2,143,982	-
Inventories		890,185	4,671,322
Account receivables		8,881,014	-
Total Current Assets		13,707,684	5,512,602

Non-current Assets

Plant and equipment, net	4	5,139	848
Intangible assets, net	5	2,052	2,798
Total Non-current Assets		7,191	3,646

Total Assets		13,714,875	5,516,248

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,010	732,461
Other payable and accrued liabilities	6	12,819,702	8,919,168
Due to a related party	3	12,752	-
Notes payable	7	2,630,336	-
Income tax payable		3,191,477	2,021,627
Total Current Liabilities		19,426,277	11,673,256

Non-current Liabilities
Convertible Promissory Notes	8	886,386	-
Total Non-current Liabilities		886,386	-

Total Liabilities		20,312,663	11,673,256

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,264,471 shares issued and outstanding as of March 31, 2011; and 45,000,000 shares issued and outstanding as of March 31, 2010 respectively.	9	58,264	45,000
Treasury stock	10	5,000	-
Additional paid-in capital	9	3,249,067	221,101
Retained earnings		(10,229,389)	(6,539,988)
Accumulated other comprehensive income - foreign currency translation adjustments		319,270	116,879

Total Stockholders’ Equity		(6,597,788)	(6,157,008)

Total Liabilities and Stockholders’ Equity		13,714,875	5,516,248

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

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		Common stock			Additional		Other comprehensive income
	Note	Shares	Amount	Treasury Shares	paid-in capital	Retained Earnings	Foreign currency transaction adjustment	Total
			$	$	$	$	$	$
Balance as of March 31, 2009		45,000,000	45,000	-	221,101	2,707,511	95,842	3,069,454
Net income		-	-	-	-	2,762,459	-	2,762,459
Foreign currency translation Adjustments		-	-	-	-	-	21,037	21,037
Deemed distribution of dividend	3	-	-	-	-	(12,009,958)	-	(12,009,958)
Balance as of March 31, 2010		45,000,000	45,000	-	221,101	(6,539,988)	116,879	(6,157,008)

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		Common stock			Additional		Other comprehensive income
	Note	Shares	Amount	Treasury Shares	paid-in capital	Retained Earnings	Foreign Currency transaction adjustment	Total
			$	$	$	$	$	$
Balance as of March 31, 2010		45,000,000	45,000	-	221,101	(6,539,988)	116,879	(6,157,008)

Reorganization of FCPG HK and XYT on reverse acquisition	9	15,000,000	15,000	-	(298,431)	-	-	(283,431)
Cancellation of common stock of the Company	10	(5,000,000)	(5,000)	5,000	-	-	-	-
Equity component of issued convertible notes	8	-	-	-	113,747	-	-	113,747
Issuance of private offering units	9	3,166,692	3,167	-	2,846,833	-	-	2,850,000
Share-based payment for service on private offering units	9	97,779	97		365,817	-	-	365,914
Net Income		-	-	-	-	2,333,679	-	(2,333,679)
Deemed distribution of dividend	3	-	-	-	-	(6,023,080)	-	(6,023,080)
Foreign currency translation Adjustments		-	-	-	-	-	202,391	202,391
Balance as of March 31, 2011		58,264,471	58,264	5,000	3,249,067	(10,229,389)	319,270	(6,597,788)

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

3.	DEEMED DISTRIBUTION OF DIVIDEND

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC).  The Company has a loan receivable from a related party in the amount of $18,033,038 as of March 31, 2011 and $12,009,958 as of March 31, 2010, which the SEC has deemed to be treated as a distribution to the related party and therefore a reduction of retained earnings. This is not in accordance with the treatment required by Generally Accepted Accounting Principles of the Peoples Republic of China (PRC GAAP)

The balance sheets of the Company contain a loan receivable from a related party in the amount $18,033,038 as of March 31, 2011 and $12,009,958 as of March 31, 2010, per US GAAP and the determination of the SEC these amounts are to be treated as a distribution and therefore a reduction of retained earnings. However, in accordance with PRC GAAP these amounts are not to be charged to retained earnings. Therefore the balance sheets of the Company are presented in this footnote under PRC GAAP to depict what is required under PRC GAAP.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)
		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		$	$
ASSETS
Current Assets
Cash and cash equivalents		740,368	158,766
Restricted cash	7	1,052,135	682,514
Other receivables		2,143,982	-
Inventories		890,185	4,671,322
Account receivables		8,881,014	-
Total Current Assets		13,707,684	5,512,602

Non-current Assets
Due from a related party	3	18,033,038	12,009,958
Plant and equipment, net	4	5,139	848
Intangible assets, net	5	2,052	2,798
Total Non-current Assets		18,040,229	12,013,604

Total Assets		31,747,913	17,526,206

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

3.	DEEMED DISTRIBUTION OF DIVIDEND (Cont’d)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,010	732,461
Other payable and accrued liabilities	6	12,819,702	8,919,168
Due to a related party	3	12,752	-
Notes payable	7	2,630,336	-
Income tax payable		3,191,477	2,021,627
Total Current Liabilities		19,426,277	11,673,256

Non-current Liabilities
Convertible Promissory Notes	8	886,386	-
Total Non-current Liabilities		886,386	-

Total Liabilities		20,312,663	11,673,256

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,264,471 shares issued and outstanding as of March 31, 2011; and 45,000,000 shares issued and outstanding as of March 31, 2010 respectively.	9	58,264	45,000
Treasury stock	10	5,000	-
Additional paid-in capital	9	3,249,067	221,101
Reserve		8,169,832	-
Retained earnings		(366,183)	5,469,970
Accumulated other comprehensive income - foreign currency translation adjustments		319,270	116,879

Total Stockholders’ Equity		11,435,250	5,852,950

Total Liabilities and Stockholders’ Equity		31,747,913	17,526,206

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