Form 10-K/A
period 2011-03-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-11-07
CIK 1432254

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on July 14, 2011 and amended on September 19, 2011 (“Original Form 10-K”), to incorporate the Company’s revisions and responses to a comment letter from the staff of the SEC dated October 18, 2011.  Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Form 10-K/A has not been updated to reflect events that occurred after July 14, 2011, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.  The following sections have been amended, without limitation:

•	Item 1.	Description of Business
•	Item 1A.	Risk Factors
•	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
•	Item 8.	Financial Statements and Supplementary Data
•	Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged.  The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	1
Item 1A	Risk Factors	24
Item 1B	Unresolved Staff Comments	41
Item 2	Properties	41
Item 3	Legal Proceedings	39
Item 4	Removed and Reserved	41
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6	Selected Financial Data	43
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	43
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	52
Item 8	Financial Statements and Supplementary Data	52
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A	Controls and Procedures	52
Item 9B	Other Information	53
Part III
Item 10	Directors and Executive Officers and Corporate Governance	54
Item 11	Executive Compensation	57
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13	Certain Relationships and Related Transactions, and Director Independence	61
Item 14	Principal Accounting Fees and Services	63
Part IV
Item 15	Exhibits, Financial Statement Schedules	62
Signatures		64

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

Additionally, Mr. Wang developed and maintained relationships with certain customers whom he met prior to joining XYT.  Most of these customers were small business owners, who placed high emphasis on informal relationships and individual credibility developed based on the quality of products and the conduct of business transactions.  Mr. Wang devoted himself to retaining these customers, and they remained loyal to Mr. Wang as they believed in the quality of the products that he introduced and received updates on new products from Mr. Wang.  There are over 35 such customers, and they generally conduct high volumes of cash sales.  Therefore, due in part to the client base and social network of Mr. Wang, XYT had authorized Mr. Wang to collect receivables of XYT prior to or concurrent with product delivery for certain customers with whom he has a relationship pursuant to an Authorization Agreement between the parties and XYT’s instructions.  Such receivable collections are represented as “cash sales” in the PRC (which, according to common accounting practice in China, normally arise when a company receives payment for sales by cash or by a private bank account other than a corporate bank account), and the amount of such receivables collected by Mr. Wang were US$5,945,625, US$17,270,218, and US$26,363,421 during 2007, 2008, and 2009, respectively, and US$8,071,767 for the period from April 1, 2010 through June 2010.  Mr. Wang also pays certain payables (including purchased inventories from suppliers, expenses, such as commissions, notes payables, software customization, installation of the internet fulfillment system, computer equipment and even vehicles  to provide expedited delivery of purchased goods) with funds from the receivables he previously collected on our behalf.  We believe such an arrangement is common in the PRC and allows it and Mr. Wang to maintain favorable relationships with customers and suppliers due to prompt payments and frequent communications, reduces certain transaction costs, allows it to obtain favorable prices and discounts due to Mr. Wang’s prompt settlement of certain supplier accounts, and reduces certain liquidity risks due to daily limits and other restrictions on bank withdrawals from business accounts as the funds collected by Mr. Wang on our behalf provide an additional liquidity option for us when needed.  In order to ensure that a company retains sufficient registered capital to support itself, there are limits on the funds that can be paid out each day.  For a company with the registered capital of XYT, the daily limit on funds that may be liquidated (paid out) is RMB500,000 or $77,000 USD per day.  By Mr. Wang providing funds for the settlement of payables, we were able to work around this liquidity restriction without having to increase its registered capital.  This arrangement was informal in nature and on an as-needed basis voluntarily by Mr. Wang. When we were required to make daily payments in excess of RMB500,000 or US$77,000, Mr. Wang would pay such excess amounts personally to ensure the continuous efficient flow of payments.  With a company that was approaching $25 million in annual sales, Mr. Wang was called upon a couple of times per week to top up payments that were in excess RMB500,000 or US$77,000 per day.

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang would discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.   In fact, Mr. Wang ceased collecting receivables in June 2010. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, we have reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings. Mr. Wang has not repaid any amount of the distribution.  In advance of the Exchange  Transaction, XYT also applied for an increase in its registered capital and began the process of arranging for direct bank financing for many of its large customers to further address its liquidity situation.

With the exception of these bonus payments and deemed dividend distribution to Mr. Wang, we do not contemplate any material payments or benefits to be received by the parties thereto.

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

We maintain two websites, www.firstchinapharma.com and www.kmxyt.com. www.firstchinapharma.com is a corporate website in English and provides information regarding First China Pharmaceutical Group, Inc. www.kmxyt.com is the website for XYT, our PRC operating subsidiary.  XYT’s website is in Chinese and its purpose is to enable XYT customers to obtain information on products, search inventory and to place orders.

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

Currently, we own an over 3,000 square meter warehouse, which includes GSP certified room temperature storeroom, cool storeroom, cold storage, hazardous materials storage and gamy materials storage. Our employees do not deliver customer orders, rather, we utilize courier companies.  All courier charges are paid directly by the customer.  We do not have any agreements in place with any courier companies and we monitor courier costs very closely, and if any appear to be excessive, we will switch to another courier.

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

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang would discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.   In fact, Mr. Wang ceased collecting receivables in June 2010. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, we have reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings. Mr. Wang has not repaid any amount of the distribution.  In advance of the Exchange  Transaction, XYT also applied for an increase in its registered capital and began the process of arranging for direct bank financing for many of its large customers to further address its liquidity situation..

With the exception of these bonus payments and deemed dividend distribution to Mr. Wang, we do not contemplate any material payments or benefits to be received by the parties thereto.
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

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. The PRC government may adopt new laws and regulations applicable to electronic commerce.  Currently, there are no specific internet regulations adopted by the PRC government pertaining to the pharmaceutical industry.  However, in the future the PRC government may decide to regulate electronic commerce to ensure pharmaceutical drug orders do not end up in the possession of unlicensed persons.  Any such legislation or regulation could dampen the growth of the internet and decrease its acceptance.  If such a decline occurs, customers may decide in the future not to use the internet to fulfill their orders for our products. Any new laws or regulations in the following areas could affect our business:
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

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with the Exchange Transaction, which set up our WFOE structure, under PRC regulations.

On August 8, 2006, six PRC regulatory agencies: the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or M&A Rule, which became effective on September 8, 2006.  The M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the M&A Rule.  Although we do not believe that our Exchange Transaction, where we indirectly acquired XYT and converted it to a WFOE, required prior CSRC approval, the interpretation and application of the M&A Rule remains unclear.  Accordingly, we cannot assure you that the Exchange Transaction, wherein we indirectly acquired the WFOE, did not require the prior approval of the CSRC.  If CSRC approval was required for us to consummate the indirectly acquisition of the WFOE, our failure to obtain or delay in obtaining the CSRC approval would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.  These sanctions could include fines and penalties on our operations in China, restriction or limitation on our ability to pay dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, results of operations and financial conditions.  However, the M&A Rule does not stipulate the specific penalties, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

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

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Specifically, we lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Yi Jia Li, has over 10 years of accounting and financial management experience and graduated from Yun Nan University in 1999, majoring in Accounting and Auditing. Ms. Li is a certified Accounting Professional in the PRC, receiving this designation in 2002; however, she does not have a Certified Public Accountant (U.S.) or Certified Management Accountant designation.  We will seek to add individual(s) to our Board of Directors and to management positions with additional U.S. GAAP expertise and will continue to provide the current members of the Board of Directors  and senior management with educational opportunities to further study U.S. GAAP.  To that end, subsequent to our fiscal year ended March 31, 2011, on May 6, 2011, we appointed Mr. Jack Zwick as a member of the Board of Directors.  Mr. Zwick was subsequently appointed to our Audit Committee in June 2011.  Mr. Zwick is a certified public accountant and founding member of Zwick Maddox & Banyai PLLC, certified public accountants, in Michigan.  Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University.  He is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants, and previously taught accounting and audit related classes for the Michigan Association of CPAs and Ohio Society of CPAs.  As such, Mr. Zwick is very knowledgeable on U.S. GAAP.

Notwithstanding these efforts, our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

            Sales

Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations, and biologicals totaled US$28,999,198 for the year ended March 31, 2011, an increase of 13% from US$25,723,902 for the year ended March 31, 2010.  This increase in sales was primarily due to increased selling efforts by  XYT and FCPG HK’s staff  and the addition of several products with high profit margins.  In addition, several new hospitals were added as customers which contributed to increased sales volume.  Further, we had the ability to market our product line over the internet in 2011 due to our receipt, in November 2010, of Chinese government approval to market our product line in such manner.  We began to realize the benefits of internet marketing from November 2010 onward, resulting in increased sales for the year ended March 31, 2011.  We were not able to undertake such internet marketing efforts during the year ended March 31, 2010.

Mr. Wang, Chairman and Chief Executive Officer, developed and maintained relationships with certain customers whom he met prior to joining XYT.  Most of these customers were small business owners, who placed high emphasis on informal relationships and individual credibility developed based on the quality of products and the conduct of business transactions.  Mr. Wang devoted himself to retaining these customers, and they remained loyal to Mr. Wang as they believed in the quality of the products that he introduced and received updates on new products from Mr. Wang.  There are over 35 such customers, and they generally conduct high volumes of cash sales.  Therefore, due in part to the client base and social network of Mr. Wang, XYT had authorized Mr. Wang to collect receivables of XYT prior to or concurrent with product delivery for certain customers with whom he has a relationship pursuant to an Authorization Agreement between the parties and XYT’s instructions.  Such receivable collections are represented as “cash sales” in the PRC (which, according to common accounting practice in China, normally arise when a company receives payment for sales by cash or by a private bank account other than a corporate bank account), and the amount of such receivables collected by Mr. Wang were US$5,945,625, US$17,270,218, and US$26,363,421 during 2007, 2008, and 2009, respectively, and US$8,071,767 for the period from April 1, 2010 through June 2010.  Mr. Wang also pays certain payables (including purchased inventories from suppliers, expenses, such as commissions, notes payables, software customization, installation of the internet fulfillment system, computer equipment and even vehicles  to provide expedited delivery of purchased goods) with funds from the receivables he previously collected on behalf of the Company.  The Company believes such an arrangement is common in the PRC and allows it and Mr. Wang to maintain favorable relationships with customers and suppliers due to prompt payments and frequent communications, reduces certain transaction costs, allows it to obtain favorable prices and discounts due to Mr. Wang’s prompt settlement of certain supplier accounts, and reduces certain liquidity risks due to daily limits and other restrictions on bank withdrawals from business accounts as the funds collected by Mr. Wang on behalf of the Company provide an additional liquidity option for the Company when needed.  In order to ensure that a company retains sufficient registered capital to support itself, there are limits on the funds that can be paid out each day.  For a company with the registered capital of XYT, the daily limit on funds that may be liquidated (paid out) is RMB500,000 or $77,000 USD per day.  By Mr. Wang providing funds for the settlement of payables, the Company was able to work around this liquidity restriction without having to increase its registered capital.  This arrangement was informal in nature and on an as-needed basis voluntarily by Mr. Wang. When the Company was required to make daily payments in excess of RMB500,000 or US$77,000, Mr. Wang would pay such excess amounts personally to ensure the continuous efficient flow of payments.  With a company that was approaching $25 million in annual sales, Mr. Wang was called upon a couple of times per week to top up payments that were in excess RMB500,000 or US$77,000 per day.

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and US GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang would discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.   In fact, Mr. Wang ceased collecting receivables in June 2010. The amounts due from Mr. Wang to the Company had previously been treated as a loan receivable from a related party to the Company and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, the Company has reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings.

In advance of the Exchange Transaction, XYT also applied for an increase in its registered capital and began the process of arranging for direct bank financing for many of its large customers to further address its liquidity situation.  Accordingly, in April 2011, XYT’s registered capital was increased from RMB2,000,000 to RMB15,080,000, or US$2,295,000.

            Cost of sales

Cost of sales consists primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of pharmaceutical products. Cost of sales for the year ended March 31, 2011 increased by 13% to US$23,749,000 from US$21,045,598 for the year ended March 31, 2010.  The largest component of our cost of sales is the purchase price for our goods.  This increase in cost of sales percentage from the prior year is relatively consistent with XYT and FCPG HK’s percentage increase in sales described above, reflecting its increased selling efforts.  Specifically, our increased selling efforts are a result of our ability to market our product line over the internet in 2011 due to our receipt, in November 2010, of Chinese government approval to market our product line in such manner.  We were not able to undertake such internet marketing efforts (and incur such related costs) during the year ended March 31, 2010.

Although we anticipate that the cost of sales will increase due to inflationary price increases, we do not believe that such increases will be material for fiscal year 2012.  We anticipate that beyond 2011, our price for materials and other production costs will continue to increase due to inflation.  If our costs of sales increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Gross profit

Gross profit for the year ended March 31, 2011 was US$5,250,198, an increase of 12%, from US$4,678,304 for the year ended March 31, 2010.  The increase in gross profit reflects increased overall sales as described above, as well as the sale of certain higher margin products.  Specifically, our  freeze-dry powder injector and antibiotics products have higher margins than our Chinese medicine products.  Our increased costs of sales for the year ended March 31, 2011 was partially offset by the increased sales of our higher margin products (freeze-dry powder injector and antibiotics) for the year ended March 31, 2011.

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

Income tax expense

Income tax expense for the year ended March 31, 2011 was US$1,085,378 compared to income tax expense of US$934,463 for the year ended March 31, 2010.  The 16% increase was due to the increase in profits in FCPG HK of $0 for the year ended March 31, 2010 to $2,883,208 for the year ended March 31, 2011, where we were subject to a 16.5% income tax rate.

Net income

Our net income for the year ended March 31, 2011 was US$2,333,679, a decrease of 16%, from US$2,762,459 for the year ended March 31, 2010.  This decrease was primarily due to the increase in selling, general and administrative expenses, specifically, our increased administrative expenses of $1,356,288 attributable to the securities issuance cost paid to placement agents.

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

XYT had previously recorded as a receivable an amount due from a related party to the Company of $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, the Company has reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings. This reclassification is not expected to have a significant impact on our liquidity going forward because it had been previously contemplated that any amounts payable to the Company would have been offset by bonus compensation payable to Mr. Wang.  Therefore, this receivable and the previously anticipated repayments were not a significant consideration by the Company in forecasting future capital and liquidity requirements.

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

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of pharmaceutical products as a result of downward periodic price adjustments enforced by the PRC government seeking to make pharmaceutical products more affordable to the general public, and reimbursement policies of the PRC Ministry of Labor and Social Security.  Although we have yet to be materially impacted by such factors, each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.  We may also in the future apply for and receive government subsidies.  Although we have not applied for any such subsidies to date, any such subsidies which we may receive in the future may increase our liquidity.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the year ended March 31, 2011 was US$2,949,086, compared to net cash used in operating activities of US$641,622 for the year ended March 31, 2010.  This increase in cash used in operating activities was primarily due to net income of US$2,333,679, and offset by accounts receivable of US$8,868,241. The nature of our accounts receivable constitutes outstanding orders from our customers. Our accounts receivable has increased in the year ended March 31, 2011 because of the aggressive increase of sales and marketing efforts of FCPG HK, whose customers are located in mainland China.

Net cash provided by (used in) investing activities

Net cash used in investing activities was US$289,828 for the year ended March 31, 2011, compared to US$2,885 for the year ended March 31, 2010, related to the purchase of property, plant and equipment and an investment in a subsidiary.  Specifically, we used $266,101 for the purchase of XYT.

Net cash provided by financing activities

Net cash provided by financing activities was US$3,815,759 for the year ended March 31, 2011 and was comprised of a convertible promissory note and a private offering of units as part of our capital raising efforts to fund our market expansion and expand our product line, offset in part by repayment of borrowings from Kunming Wuhua Branch of Fudian Bank and increase in restricted cash.  Restricted cash consists of US$338,970. Net cash provided by financing activities during the year ended March 31, 2010 was US$49,829.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
At March 31, 2011	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$113,835	$75,890	$75,890	$265,615
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Expenditure Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

The above table outlines our obligations as of March 31, 2011 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Zhen Jiang Wang (1)	2011	$8,825	-	-	-	-	-	$18,033,038	$18,041,863
Chairman, Chief Executive Officer	2010	$8,825	-	-	-	-	-	$12,009,958	$12,018,783
Jing Gong	2011	$8,825	-	-	-	-	-	-	$8,825
President	2010	$8,825	-	-	-	-	-	-	$8,825
Yi Jia Li	2011	$6,000	-	-	-	-	-	-	$6,000
Chief Financial Officer	2010	$6,000	-	-	-	-	-	-	$6,000
Yong Kang Chen	2011	$4,600	-	-	-	-	-	-	$4,600
Senior Vice President, Quality Control	2010	$4,600	-	-	-	-	-	-	$4,600

Former Executive Officers

Roderick Macutay(2)	2011	$-	-	-	-	-	-	-	$-
Former Director, President and Treasurer	2010	$-	-	-	-	-	-	-	$-
Tina Suava (3)	2011	$-	-	-	-	-	-	-	$-
Former Director and Secretary	2010	$-	-	-	-	-	-	-	$-
Aidan Hwuang(4)	2011	$-	-	-	-	-	-	-	$-
Former Director, President, Chief Financial Officer and Secretary	2010	$-	-	-	-	-	-	-	$-

(1)  Pursuant to the Exchange Agreement, the Company has agreed that, beginning with the quarter ending September 30, 2010, the Company will pay to Mr. Wang a bonus payment based on two percent (2%) of the quarterly gross sales of XYT, as calculated and disclosed in the financial statements included in the Company’s filings with the Commission.  Such agreement shall provide that the bonus payment shall be made on a quarterly basis, within fifteen (15) days after the filing of a Form 10-K or Form 10-Q with the Commission containing financial statements of the Company. Effective October 8, 2010, pursuant to an Amendment to the Bonus Payment Agreement signed by Mr. Wang, Mr. Wang has agreed to waive any and all right to receive any bonus for the Company’s fiscal year ending March 31, 2011.   Mr. Wang’s compensation noted under “All Other Compensation” constitutes  a re-classification (to comply with U.S. GAAP) of a loan receivable from Mr. Wang to a deemed distribution of a dividend to Mr. Wang, a related party, for the fiscal years ended March 31, 2011 and 2010.

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

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang would discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.   In fact, Mr. Wang ceased collecting receivables in June 2010. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, we have reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings.  Mr. Wang has not repaid any amount of the distribution.

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Registrant)

Date: November 4, 2011	By:	/s/ Zhen Jiang Wang
Zhen Jiang Wang
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Yi Jia Li
Yi Jia Li
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Zhen Jiang Wang	Chief Executive
Zhen Jiang Wang	Officer and Director	November 4, 2011
(Principal Executive Officer)

/s/ Yi Jia Li	Chief Financial Officer	November 4, 2011
Yi Jia Li	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jack Zwick	Director	November 4, 2011
Jack Zwick

/s/ Gregory D. Tse	Director	November 4, 2011
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

We have not performed any additional audit procedures and work on the Company after the first date of the Report as stated below and therefore do not express any kind of assurance related to any events and its possible effect that are related to the above stated periods after the first date of this Report . The second date of this Report as below are related to Note 15; and the third date is related to Note 3 of the Consolidated Financial Statements for the period as of March 31, 2011 and December 31, 2011 are being a matter of disclosure in nature for presentation of consolidated financial statements in conformity with the United States Generally Accepted Accounting Principles.

/s/ Parker Randall CF
Parker Randall CF (H.K.) CPA Limited
Certified Public Accountant
Hong Kong

June 27, 2011 except for  Note (15) to the Consolidated Financial Statements as at July 12, 2011 and except for Note 3 on September 15, 2011.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011 (Restated)	2010 (Restated)
		$	$
ASSETS
Current Assets
Cash and cash equivalents		740,368	158,766
Restricted cash	7	1,052,135	682,514
Other receivables		2,143,982	-
Inventories		890,185	4,671,322
Account receivables		8,881,014	-
Total Current Assets		13,707,684	5,512,602

Non-current Assets

Plant and equipment, net	4	5,139	848
Intangible assets, net	5	2,052	2,798
Total Non-current Assets		7,191	3,646

Total Assets		13,714,875	5,516,248

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011 (Restated)	2010 (Restated)
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,010	732,461
Other payable and accrued liabilities	6	12,819,702	8,919,168
Due to a related party	3	12,752	-
Notes payable	7	2,630,336	-
Income tax payable		3,191,477	2,021,627
Total Current Liabilities		19,426,277	11,673,256

Non-current Liabilities
Convertible Promissory Notes	8	886,386	-
Total Non-current Liabilities		886,386	-

Total Liabilities		20,312,663	11,673,256

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,264,471 shares issued and outstanding as of March 31, 2011; and 45,000,000 shares issued and outstanding as of March 31, 2010 respectively.	9	58,264	45,000
Treasury stock	10	5,000	-
Additional paid-in capital	9	3,249,067	221,101
Retained earnings		(10,229,389)	(6,539,988)
Accumulated other comprehensive income - foreign currency translation adjustments		319,270	116,879

Total Stockholders’ Equity		(6,597,788)	(6,157,008)

Total Liabilities and Stockholders’ Equity		13,714,875	5,516,248

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

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Restated)

		Common stock		Treasury	Additional paid-in	Retained	Other comprehensive income Foreign currency
	Note	Shares	Amount	Shares	capital	Earnings	transaction adjustment	Total
			$	$	$	$	$	$
Balance as of March 31, 2009		45,000,000	45,000	-	221,101	2,707,511	95,842	3,069,454
Net income		-	-	-	-	2,762,459	-	2,762,459
Foreign currency translation Adjustments		-	-	-	-	-	21,037	21,037
Deemed distribution of dividend	3	-	-	-	-	(12,009,958)	-	(12,009,958)
Balance as of March 31, 2010		45,000,000	45,000	-	221,101	(6,539,988)	116,879	(6,157,008)

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

							Other comprehensive income
		Common stock		Treasury	Additional paid-in	Retained	Foreign Currency
	Note	Shares	Amount	Shares	capital	Earnings	transaction adjustment	Total
			$	$	$	$	$	$
Balance as of March 31, 2010		45,000,000	45,000	-	221,101	(6,539,988)	116,879	(6,157,008)

Reorganization of FCPG HK and XYT on reverse acquisition	9	15,000,000	15,000	-	(298,431)	-	-	(283,431)
Cancellation of common stock of the Company	10	(5,000,000)	(5,000)	5,000	-	-	-	-
Equity component of issued convertible notes	8	-	-	-	113,747	-	-	113,747
Issuance of private offering units	9	3,166,692	3,167	-	2,846,833	-	-	2,850,000
Share-based payment for service on private offering units	9	97,779	97		365,817	-	-	365,914
Net Income		-	-	-	-	2,333,679	-	(2,333,679)
Deemed distribution of dividend	3	-	-	-	-	(6,023,080)	-	(6,023,080)
Foreign currency translation Adjustments		-	-	-	-	-	202,391	202,391
Balance as of March 31, 2011		58,264,471	58,264	5,000	3,249,067	(10,229,389)	319,270	(6,597,788)

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