Form 10-Q/A
period 2011-06-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-11-08
CIK 1432254

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

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 22, 2011 and amended on August 24, 2011 (“Original Form 10-Q”), to incorporate the Company’s revisions and responses to a comment letter from the staff of the SEC dated October 18, 2011.  Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Form 10-Q/A has not been updated to reflect events that occurred after August 22, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.  The following sections have been amended, without limitation:

•	Item 1.	Financial Statements
•	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		As of	As of
		June 30, 2011 (Restated)	December 31, 2010 (Restated)
	Notes	(Unaudited)	(Unaudited)
		$	$
ASSETS
Current Assets
Cash and cash equivalents		1,026,522	1,125,057
Restricted cash		1,086,594	503,118
Account receivables		1,371,912	2,385,820
Other receivables		1,638,251	17
Due from a related party	3	1,932,077	-
Prepayment	4	5,068,175	-
Deferred expenses	5	207,195	-
Inventories		1,252,704	6,912,658
Total Current Assets		13,583,430	10,926,670

Non-current Assets
Due from a related party, non-current	3	-	-
Deferred expenses, non-current	5	494,420	-
Plant and equipment, net	6	13,268	5,605
Intangible assets, net	7	98,636	2,268
Total Non-current Assets		606,324	7,873

Total Assets		14,189,754	10,934,543

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		As of	As of
		June 30, 2011 (Restated)	December 31, 2010 (Restated)
	Notes	(Unaudited)	(Unaudited)
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,606	812,491
Account payable		-	10,250
Other payable and accrued liabilities	8	13,625,284	12,547,659
Due to a related party	3	229,844	12,752
Notes payable	9	2,693,306	1,266,905
Income tax payable		3,453,068	3,114,235
Total Current Liabilities		20,774,108	17,764,292

Non-current Liabilities
Convertible Promissory Notes	10	891,228	772,592
Total Non-current Liabilities		891,228	772,592

Total Liabilities		21,665,336	18,536,884

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value; 200,000,000 shares authorized; 59,664,480 shares issued and outstanding as of June 30, 2011; 55,000,000 shares issued and outstanding as of December 31, 2010 respectively.	11	59,664	55,000
Treasury stock	12	5,000	5,000
Additional paid-in capital	11	3,695,982	11,575
Reserve	13	-	-
Retained earnings	3	(11,714,582)	(7,969,194)
Accumulated other comprehensive income - foreign currency translation adjustments		478,354	295,278

Total Stockholders’ Equity		(7,475,582)	(7,602,341)

Total Liabilities and Stockholders’ Equity		14,189,754	10,934,543

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

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars) (Restated)

		Common stock			Additional		Other comprehensive income
	Notes	Shares	Amount	Treasury Shares	paid-in capital	Retained Earnings	Foreign currency transaction adjustment	Total
			$	$	$	$	$	$
Balance as of January 1, 2010		45,000,000	45,000	-	221,101	4,692,321	117,151	5,075,573
Net income/(loss)		-	-	-	-	1,678,108	-	1,678,108
Foreign currency translation Adjustments		-	-	-	-	-	31,268	31,268
Deemed distribution of dividend	3	-	-	-	-	(17,011,021)	-	(17,011,021)
Balance as of June 30, 2010		45,000,000	45,000	-	221,101	(10,640,592)	148,419	(10,226,072)

Balance as of January 1, 2011		55,000,000	55,000	5,000	11,575	(7,969,194)	295,278	(7,602,341)
Equity component of issued convertible notes	10	-	-	-	24,842	-	-	24,842
Issuance of private offering units	11	4,277,812	4,278	-	3,523,951	-	-	3,528,229
Share-based payment for consultant fee	11	200,000	200	-	135,800	-	-	136,000
Share-based payment for service on private offering units	11	186,668	186	-	(186)	-	-	-
Net income/(loss)		-	-	-	-	(131,961)	-	(131,961)
Foreign currency translation Adjustments		-	-	-	-	-	183,076	183,076
Deemed distribution of dividend	3	-	-	-	-	(3,613,427)	-	(3,613,427)
Balance as of June 30, 2011		59,664,480	59,664	5,000	3,695,982	(11,714,582)	478,354	(7,475,582)

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

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC).  The Company has a loan receivable from a related party in the amount of $17,011,021 as of December 31, 2010 and $20,624,448 as of June 30, 2011, which the SEC has deemed to be treated as a distribution to the related party and therefore a reduction of retained earnings.

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

The details of convertible promissory notes as of June 30, 2011 are as follows

	As of June 30, 2011
	Note I	Note II	Total
Convertible notes payable:
-par value	495,000	500,000	995,000
-discount on liabilities	(54,224)	(59,523)	(113,747)
-interest payableadjustment	4,691	5,284	9,975

	445,467	445,761	891,228

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

Sales (Net)

Net sales increased from US$7,178,612 for the three months ended June 30, 2010 to US$11,634,463 for the three months ended June 30, 2011, representing an increase of US$4,455,851 or 62%. This increase is primarily attributable to the Company's ambitious expansion of the business in China by high-priced products, increased selling efforts by XYT and FCPG HK’s staff and distribution channels, resulting in increased demand and strong market acceptance of our products, in addition to price increases for a number of our products.  In addition, several new hospitals were added as customers which contributed to increased sales volume.  Further, in November 2010, we received government approval to market our product line over the internet and began to realize the benefits of internet marketing for the three months ended June 30, 2011.

Cost of sales

Cost of sales increased from US$5,928,686 for the three months ended June 30, 2010 to US$10,292,859 for the three months ended June 30, 2011, representing an increase of US$4,364,173 or 74%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. The increase in cost of goods sold is primarily attributable to the increase in sales and increase in material product prices in the PRC for the three months ended June 30, 2011.   Specifically, in 2011, inflationary problems have generally increased the cost of Chinese products.  Also, Chinese medicine, one of our most popular products, has been suffering from high production costs due to a natural disaster that has caused the shortage of Chinese herbs.  Thus, insufficient production of Chinese medicine drove demand higher than available supplies of Chinese medicine.

Although we anticipate that the cost of sales will increase due to inflationary price increases, we do not believe that such increases will be material for the remainder of 2011.  We anticipate that beyond 2011, our price for materials and other production costs will continue to increase due to inflation.  If our costs of sales increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Gross profit

Gross profit increased from US$1,249,926 for the three months ended June 30, 2010 to US$1,341,604 for the three months ended June 30, 2011, representing an increase of US$91,678 or 7%. The increase in gross profit reflects increased overall sales as described above, as well as the sale of certain higher margin products.  Notwithstanding an increase in gross profit, we experienced a decrease in gross profit margin for the three months ended June 30, 2011.  The decrease in profit margin is mainly due to two reasons. First, during the period ended June 30, 2011, there has been a dramatic increase in the cost of Chinese herbs and Chinese medicines in China.  It is mainly due to inflationary problems and a reduction in output of Chinese herbs in China.  Also, our long term strategy is to build a nationwide pharmaceutical distribution network throughout China.  In order to boost our market share and the customer base, we have offered certain products to customers at a more competitive price, resulting in a lower profit margin, than our major competitors.

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

Sales (Net)

Net sales increased from US$13,878,888 for the six months ended June 30, 2010 to US$19,727,527 for the six months ended June 30, 2011, representing an increase of US$5,848,639 or 42%. This increase is primarily attributable to the Company's ambitious expansion of the business in China by high-priced products, increased selling efforts by XYT and FCPG HK’s staff, and distribution channels, resulting in increased demand and strong market acceptance of our products, in addition to price increase for a number of our products.  In addition, several new hospitals were added as customers which contributed to increased sales volume. Further, in November 2010, we received government approval to market our product line over the internet and began to realize the benefits of internet marketing for the six months ended June 30, 2011.

Cost of sales

Cost of sales increased from US$11,444,144 for the six months ended June 30, 2010 to US$17,891,272 for the six months ended June 30, 2011, representing an increase of US$6,447,128 or 56%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. The increase in cost of goods sold is primarily attributable to the increase in sales and increase in material product prices in the PRC for the six months ended June 30, 2011.  Specifically, in 2011, inflationary problems have been pushing up the cost of Chinese products.  Also, Chinese medicine, one of our most popular products, has been suffering from high production costs due to a natural disaster that has caused the shortage of Chinese herbs.  Thus, insufficient production of Chinese medicine drove demand higher than available supplies of Chinese medicine.

Although we anticipate that the cost of sales will increase due to inflationary price increases, we do not believe that such increases will be material for the remainder of 2011.  We anticipate that beyond 2011, our price for materials and other production costs will continue to increase due to inflation.  If our costs of sales increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Gross profit

Gross profit decreased from US$2,434,744 for the six months ended June 30, 2010 to US$1,836,255 for the six months ended June 30, 2011, representing a decrease of US$598,489 or 25%. The decrease in gross profit reflects increased cost of sales.  Specifically,  we experienced a decrease in gross profit margin for the six months ended June 30, 2011 and the decrease in profit margin is mainly due to two reasons.  First, during the period ended June 30, 2011, there has been a dramatic increase in the cost of Chinese herbs and Chinese medicines in China.  It is mainly due to inflationary problems and a reduction in output of Chinese herbs in China.  Also, our long term strategy is to build a nationwide pharmaceutical distribution network throughout China.  In order to boost our market share and the customer base, we have offered products to customers at a more competitive price, resulting in a lower profit margin, than our major competitors.

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

XYT had previously recorded as a receivable an amount due from a related party to the Company of $20,624,448 as of June 30, 2011 and $17,011,021 as of December 31, 2010. To comply with U.S. GAAP, the Company has reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings. This reclassification is not expected to have a significant impact on our liquidity going forward because it had been previously contemplated that any amounts payable to the Company would have been offset by bonus compensation payable to Mr. Wang.  Therefore, this receivable and the previously anticipated repayments were not a significant consideration by the Company in forecasting future capital and liquidity requirements.

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

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of pharmaceutical products as a result of downward periodic price adjustments enforced by the PRC government seeking to make pharmaceutical products more affordable to the general public, and reimbursement policies of the PRC Ministry of Labor and Social Security.  Although we have yet to be materially impacted by such factors, each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.  Such current or future actions by the PRC government and PRC Ministry of Labor and Social Security may materially impact or result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.  We may also in the future apply for and receive government subsidies.  Although we have not applied for any such subsidies to date, any such subsidies which we may receive in the future may increase our liquidity.  Further, as noted above, our gross profit margin has declined as during the period ended June 30, 2011, there has been a dramatic increase in the cost of Chinese herbs and Chinese medicines in China, due mainly to inflationary problems and a reduction in output of Chinese herbs in China.  Also, our long term strategy is to build a nationwide pharmaceutical distribution network throughout China.  In order to boost our market share and the customer base, we have offered products to customers at a more competitive price, resulting in a lower profit margin, than our major competitors.   These increased costs and lower profit margins may continue to result in lower profitability and decreased cash flow, thus reducing our liquidity.

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2011 was US$3,041,776, compared to US$986,568 for the six months ended June 30, 2010.  The increase in cash used in operating activities was primarily due to the increase of prepayment of US$4,937,108 due to our business expansion to promote sales and increase our market share.  Specifically, net cash used in operating activities was used on our website system development in connection with our ability to market our products over the internet, new office decoration and remodeling and the purchase of pharmaceutical materials.

Net cash used in investing activities

Net cash used in investing activities was US$106,766 for six months ended June 30, 2011, compared to US$0 for the year ended June 30, 2010, related to the purchase of property, plant and equipment and intangible assets.  Specifically, we used $95,000 and $11,766 for long term tax planning and the purchase of equipment.

Net cash provided by financing activities

Net cash provided by financing activities was US$3,039,906 for six months ended June 30, 2011 and was comprised of a convertible promissory note and a private offering of units all as part of our capital raising efforts to fund our market expansion, offset in part by repayment of borrowings from Kunming Wuhua Branch of Fudian Bank and increase in restricted cash.  Restricted cash consists of US$570,867.  Net cash provided by financing activities during the six months ended June 30, 2010 was US$931,632.

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

* Filed herewith
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: November 4, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)