Form 10-Q
period 2011-09-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-11-14
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock at November 8, 2011 was 59,664,480.
.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed on July 14, 2011.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		As of	As of
		September 30,	December 31,
	Notes	2011 (Unaudited)	2010 (Unaudited)
		$	$
ASSETS
Current Assets
Cash and cash equivalents		711,903	1,125,057
Restricted cash		1,121,143	503,118
Account receivables		2,566,280	2,385,820
Notes receivables		24,911	-
Other receivables		6,614,847	17
Due from a related party, current	3	99,790	-
Prepayment	4	6,152,034	-
Deferred expenses	5	439,154	-
Inventories		1,187,017	6,912,658
Total Current Assets		18,917,079	10,926,670

Non-current Assets
Due from a related party, non-current	3	-	-
Deferred expenses, non-current	5	364,969	-
Plant and equipment, net	6	37,921	5,605
Intangible assets, net	7	93,649	2,268
Total Non-current Assets		496,539	7,873

Total Assets		19,413,618	10,934,543

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		As of	As of
		September 30,	December 31,
	Notes	2011 (Unaudited)	2010 (Unaudited)
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		786,794	812,491
Account payable		-	10,250
Other payable and accrued liabilities	8	13,774,555	12,547,659
Due to a related party	3	12,752	12,752
Notes payable	9	2,757,361	1,266,905
Income tax payable		3,652,217	3,114,235
Total Current Liabilities		20,983,679	17,764,292

Non-current Liabilities
Convertible Promissory Notes	10	896,124	772,592
Total Non-current Liabilities		896,124	772,592

Total Liabilities		21,879,803	18,536,884

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value; 200,000,000 shares authorized; 59,664,480 shares issued and outstanding as of September 30, 2011; 55,000,000 shares issued and outstanding as of December 31, 2010 respectively.	11	59,664	55,000
Treasury stock	12	5,000	5,000
Additional paid-in capital	11	3,695,982	11,575
Retained earnings	3	(6,883,329)	(7,969,194)
Accumulated other comprehensive income - foreign currency translation adjustments		656,497	295,278

Total Stockholders’ Equity		(2,466,186)	(7,602,341)

Total Liabilities and Stockholders’ Equity		19,413,618	10,934,543

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	Notes	Three months ended September		Nine months ended September 30
		2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
		$	$	$	$
Net sales		14,222,135	7,133,310	33,914,608	21,083,257
Costs of sales		(13,206,877)	(5,760,079)	(31,065,960)	(17,263,148)

Gross Profit		1,015,258	1,373,231	2,848,648	3,820,109

Selling expenses		(20,115)	(5,557)	(720,756)	(19,892)
Administrative expenses		(338,403)	(31,493)	(1,242,237)	(110,747)

Income/(Loss) from Operation		656,740	1,336,181	885,655	3,689,470

Other income /(expenses)		4,997	(21,434)	6,079	(108,969)
Interest income		-	-	-	-
Interest expense		(18,638)	(12,292)	(96,440)	(33,984)

Income/(Loss) before Tax		643,099	1,302,455	795,294	3,546,517

Income tax	13	(149,938)	(325,632)	(443,464)	(887,762)

Net Income/(Loss)		493,161	976,823	351,830	2,658,755

Other Comprehensive Income
-Foreign currency translation adjustments		(54,492)	46,129	361,219	71,837

Total Comprehensive Income		438,669	1,022,952	713,049	2,730,592

Basic Earnings/(Loss) per Share	16
Weight average number of common shares outstanding		59,664,480	60,000,000	58,201,539	60,000,000
Earnings per share		0.0074	0.0170	0.0123	0.0455

Diluted Earnings/(Loss) per Share	16
Weight average number of common shares outstanding		69,192,351	60,000,000	64,970,730	60,000,000
Earnings per share		0.0066	0.0170	0.0117	0.0455

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

		Common stock			Additional		Other comprehensive income
	Notes	Shares	Amount	Treasury Shares	paid-in capital	Retained Earnings	Foreign currency transaction adjustment	Total
			$	$	$	$	$	$
Balance as of January 1, 2010		45,000,000	45,000	-	221,101	4,692,321	117,151	5,075,573
Reorganization of FCPG HK and XYT on reverse acquisition		15,000,000	15,000	-	(298,430)	-	-	(283,430)
Net income		-	-	-	-	2,658,755	-	2,658,755
Foreign currency translation Adjustments		-	-	-	-	-	71,837	71,837
Deemed distribution of dividend	3	-	-	-	-	(17,011,021)	-	(17,011,021)
Balance as of September 30, 2010		60,000,000	60,000	-	(77,329)	(9,659,945)	188,988	(9,488,286)

Balance as of January 1, 2011		55,000,000	55,000	5,000	11,575	(7,969,194)	295,278	(7,602,341)
Equity component of issued convertible notes	10	-	-	-	24,842	-	-	24,842
Issuance of private offering units	11	4,277,812	4,278	-	3,523,951	-	-	3,528,229
Share-based payment for consultant fee	11	200,000	200	-	135,800	-	-	136,000
Share-based payment for service on private offering units	11	186,668	186	-	(186)	-	-	-
Net income		-	-	-	-	351,830	-	351,830
Foreign currency translation Adjustments		-	-	-	-	-	361,219	361,219
Adjustment to deemed distribution of dividend in last period	3	-	-	-	-	734,035	-	734,035
Balance as of September 30, 2011		59,664,480	59,664	5,000	3,695,982	(6,883,329)	656,497	(2,466,186)

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

	Nine Months Ended September 30
	2011	2010
	$	$
Cash Flows from Operating Activities
Net income	351,830	2,658,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,007	3,683
Interest expense on convertible notes	13,375	-
Shared based payments expense	28,333	-
Changes in operating assets and liabilities:
Due from related parties	(4,902,954)	(4,724,931)
Due from group company	-	-
Due to related parties	6,138,978	12,651
Due to group company	-	-
Other receivable	(6,501,679)	(1,279)
Notes receivable	(24,487)	-
Deferred expenses	(693,820)	(17)
Account Receivables	(175, 635)	-
Prepayment	(6,133,339)	-
Inventories	5,863,567	(3,742,625)
Other payable and accrued liabilities	840,180	3,572,723
Accounts payable	-	10,169
Notes payable	1,421,928	912,419
Income tax payable	443,463	893,731
Net cash used in operating activities	(3,325,253)	(404,721)

Cash Flows from Investing Activities
Additions in plant and equipment	(35,858)	(1,242)
Additions in intangible assets	(92,006)	-
Long-term investment	-	-
Net cash used in investing activities	(127,864)	(1,242)

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars)

	Nine Months Ended September 30
	2011	2010
	$	$
Cash flows from financing activities
Capital contributions from stockholders	-	-
New borrowings raised	-	147,641
Repayment of borrowings	(52,930)	(60,096)
Net proceed from convertible notes	135,000	-
Net proceed from private offering units	3,528,230	-
Decrease (increase) in restricted cash	(590,366)	(493,306)

Net cash provided by financing activities	3,019,934	(405,761)

Effect of foreign currency translation on cash and cash Equivalents	20,029	7,029

Net increase/(decrease) in cash and cash equivalents	(413,154)	(804,695)

Cash and cash equivalents - beginning of period	1,125,057	846,345

Cash and cash equivalents at the end of period	711,903	41,650

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	96,440	33,984

See accompanying notes to the financial statement

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The Share Exchange is being accounted for as a reverse acquisition presumed to be effected on January 1, 2010 instead of September 15, 2010. The statements of balance sheet as of September 30, 2011, the statement of income and comprehensive income for the three months and nine months ended September 30, 2011 and the statements of stockholders’ equity and cash flows for the nine months ended September 30, 2011 have been prepared for the Group.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(a)	Basis of Preparation and Presentation (Cont’d)

The statements of balance sheet as of September 30, 2010, the statement of income and comprehensive income for the six months and nine months ended September 30, 2010 and the statements of stockholders’ equity and cash flows for the nine months ended September 30, 2010 have been prepared for the predecessor, XYT on a comparative basis. Information presented for comparative purposes in the consolidated financial statements is also to be retroactively adjusted to reflect the legal parent’s (the Company’s) legal capital.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(d)	Cash and Cash Equivalents

The Company relies on supplies from numerous vendors. There is no single vendor that exceeded 5% of the Group’s total purchase for the nine months ended September 30, 2011.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Intangible assets are stated at cost less amortization and accumulated impairment loss. The intangible assets of the Group represent software in used.  The intangible assets are amortized over their estimated useful lives of 5-10 years using the straight-line method.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

3.	RELATED PARTIES & DEEMED DISTRIBUTION OF DIVIDEND

Due from a related party, current
The amount due from a related party, which is held by the General Manager of FCPG HK as of September 30, 2011, is interest free, unsecured and repayable on demand.

Due to a related party
The amount due to a related party, who is an executive officer of the Company as of September 30, 2011, is interest free, unsecured and repayable on demand.

Deemed distribution of dividend
Loan receivable from a related party in the amount of $17, 011,021 as of December 31, 2010, has already been restarted and deemed treated as a distribution to the related party in previous reports. However, during the three months ended September 30, 2011, the related party has repaid part of loan in the amount of $734,035 to the Company. Therefore, it occurs an adjustment in the amount of $734,035 to reduce the amount of deemed distribution of dividend in last period.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

4.	PREPAYMENT

	As of	As of
	September 30,	December 31,
	2011	2010
	$	$

Prepayment for material purchase	5,262,959	-
Prepayment for website system development	697,076	-
Prepayment for new office decoration	99,790	-
Others	92,209	-

Total	6,152,034	-

5.	DEFERRED EXPENSES

	As of	As of
	September 30,	December 31,
	2011	2010
	$	$
Deferred expenses, current & non-current
Deferred service charge for medical agent	548,366	-
Deferred consultant service charge	107,667	-
Others	148,090	-

	804,123	-

Less: Deferred expenses, current
Deferred service charge for medical agent	(223,064)	-
Deferred consultant service charge	(68,000)	-
Others	(148,090)	-

Deferred expenses, non-current	364,969	-

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

6.	PLANT AND EQUIPMENT, NET

	As of	As of
	September 30,	December 31,
	2011	2010
	$	$

Cost
Office equipment	27,239	13,199
Other equipment	54,589	30,631

Total cost	81,828	43,830

Accumulated depreciation	(43,907)	(38,225)

Property, plant and equipment, net	37,921	5,605

7.	INTANGIBLE ASSETS, NET

	As of	As of
	September 30,	December 31,
	2011	2010
	$	$

Cost	110,821	8,426
Accumulated amortization	(17,172)	(6,158)

Intangible assets, net	93,649	2,268

8.	OTHER PAYABLE AND ACCRUED LIABILITIES

	As of	As of
	September 30,	December 31,
	2011	2010
	$	$

Value added tax payable	11,651,035	11,179,905
Other payables	2,123,520	1,367,754

	13,774,555	12,547,659

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

9.	NOTES PAYABLE

The notes payable which were issued by the Company with bank guarantees are secured by the restricted cash.

10.	CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, we issued a convertible promissory note in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum.  The Note matures on October 3, 2015.  The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party (“Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Company to $500,000.  As of September 30, 2011, the Company has drawn $495,000 under Note I and no share conversion occurred.

On December 22, 2010, we issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum.  The Note matures on December 22, 2015.  The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of September 30, 2011, the Company has drawn $500,000 under the Note and no share conversion occurred.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The details of convertible promissory notes as of September 30, 2011 are as follows

	As of September 30, 2011
	Note I	Note II	Total
Convertible notes payable:
-par value	495,000	500,000	995,000
-discount on liabilities	(54,223)	(59,523)	(113,746)
-interest payable adjustment	7,028	7,842	14,870

	447,805	448,319	896,124

The details of convertible promissory notes as of December 31, 2010 are as follows

	As of December 31, 2010
	Sierra Note	Caledonia Note	Total
Convertible notes payable:
-par value	$360,000	$500,000	$860,000
-discount on liabilities	(29,382)	(59,523)	(88,904)
-interest adjustment	1,246	250	1,496

	$331,864	$440,728	$772,592

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

11.	COMMON STOCK

As of June 30, 2010, the Company had 100,000,000 common shares authorized. As of June 25, 2010, the Company’s stockholders approved a proposal to amend the Company’s articles of incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 200,000,000. The effective date of the amendment was June 29, 2010. As of  September 30, 2011, the Company had 200,000,000 common shares authorized.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

A reconciliation of the tax expense applicable to income before tax using the statutory rate to the tax expense at the effective tax rate is as follows:

Notes	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
	$	$	$	$
Income/(Loss) before tax	643,099	1,302,455	795,294	3,546,517

Tax at the statutory rate-16.5%	149,938	(12)	443,464	(30)
Tax at the statutory rate-25%	(22,634)	325,632	(242,164)	887,762
Tax effect of tax losses not recognized	22,634	12	242,164	30

Effective income tax expenses	149,938	325,632	443,464	887,762

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

14.	COMMITMENTS AND CONTINGENCIES

There was no amount due to commitments and contingencies except that XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2018.

	Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
As of September 30, 2011	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$115,891	$77,261	$67,603	$260,755

15.	SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, antibiotics, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC.

16.	EARNINGS PER SHARE

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

For the nine months ended September 30, 2011, the comprehensive income was $713,049. The weighted average number of common shares outstanding for the nine months ended September 30, 2011 was 58,201,539. The adjusted weighted average number of common shares and potentially dilutive securities outstanding for the nine months ended September 30, 2011 was 64,970,730.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

17.	SUBSEQUENT EVENT

In order to operate in a common law jurisdiction, we had initiated a reorganization that will move XYT’s administrative operations to Hong Kong while continuing its drug distribution business in China.  This included relocating certain administrative functions such as financial accounting, information technology and investor relations to Hong Kong.  As part of this reorganization, it was intended that FCPG HK would dispose of its interests in XYT through an arm’s length transaction.  FCPG HK would then contract with XYT to act as the supplier of its logistics in filling orders in Yunnan province.  XYT would be contractually bound to only provide services to FCPG HK.  FCPG HK would retain ownership of the customers generated by XYT and the internet license.  The internet software utilized to conduct the business would also continue to be used exclusively by FCPG HK.

At this time, we are reconsidering the previously identified benefits of such a reorganization and are in consultation with our accountants and legal counsel to ensure that any action we undertake is in our best interest and that of our stockholders.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

First China Pharmaceutical Group, Inc. (“FCPG” or the “Company”), formerly known as E-Dispatch Inc., was incorporated under the laws of the State of Nevada on July 31, 2007.  On September 15, 2010, we closed a voluntary share exchange transaction pursuant to a Share Exchange Agreement, dated August 23, 2010 (the “Exchange Transaction”), by and among FCPG, First China Pharmaceutical Group Limited, a Hong Kong company (“FCPG HK”), and Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”) and wholly-owned subsidiary of FCPG HK (“XYT”).  Prior to the Exchange Transaction, we were a development stage company engaged in developing a cell phone-based taxi dispatch system. As a result of the Exchange Transaction, the FCPG HK stockholder acquired approximately 25% of our issued and outstanding common stock, FCPG HK and XYT became our wholly-owned subsidiaries, and we acquired the business and operations of FCPG HK and XYT.

Through our wholly-owned subsidiary, XYT, we are now engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals, as well as the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and the XYT store located at the Company’s distribution facility in Kunming.  XYT was founded in November 2002 and is a provincial pharmaceutical distributor that offers approximately 5,000 drugs, of which approximately 1,000 are over-the-counter drugs, approximately 1,000 are prescription drugs, approximately 2,000 are prepared Chinese medicines and approximately 1,000 are supplements.  Currently, XYT has approximately 5,000 customers and supplies approximately 10% of such customers’ inventories with a sales network that covers the entire Yunnan Province of China.  XYT believes it has a strategic advantage over certain of its competitors in Yunnan Province as it has obtained government approval to fill orders over the internet. XYT received the Internet Drug Information Service License issued by the Yunnan Food and Drug Administration in October 2009.  This license enables XYT to bypass municipal and county pharmaceutical distributors, market XYT’s product line, provide pricing information and provide products directly to XYT customers.  Bypassing these layers of distribution enables XYT to offer products to its customers at a significantly lower price than its major competitors while maintaining its margins.  In October 2011, we were awarded a key national license which permits us to accept orders and transact payments over the internet.  Management believes that the newly granted “Internet Drug Transaction Service License” (IDTSL) positions us as one of only a handful of pharmaceutical distributors with government approval for online payment capability in China. The new license compliments our existing Internet Drug Information Service License so that we can now market and advertise our products, along with accepting orders and transacting payments, over the internet.

Our continuing strategy is to build a nationwide pharmaceutical distribution network throughout China.  Over the next 12 months, we plan to expand our customer base through the use of the following tactics: broadening of the current product line will attract more large customers that currently do not utilize XYT and benefit from  internet ordering and the lower prices that XYT offers; providing computers to customers will also attract new customers as XYT’s management is unaware of any other pharmaceutical distribution company providing this benefit; supplementing  XYT’s current sales force with the addition of at least two additional sales teams that will make calls directly to hospitals, medical clinics and pharmacies.  We anticipate that each sales team will be composed of a sales manager and 10 sales people.

The IDTSL offers us broad national exposure to an audience that for the first time can now directly access, submit orders and transact payments for purchases from our product catalogue over the internet.  As a result, management is now re-evaluating our acquisition-based expansion strategy, as this new license presents options which enables us to quickly expand throughout China without exposing us to the additional financial burdens and increased administrative complexities of a an acquisition-only strategy.

Corporate Reorganization & Intended Disposal of XYT

In order to operate in a common law jurisdiction, we had initiated a reorganization that will move XYT’s administrative operations to Hong Kong while continuing its drug distribution business in China.  This included relocating certain administrative functions such as financial accounting, information technology and investor relations to Hong Kong.  As part of this reorganization, it was intended that FCPG HK would dispose of its interests in XYT through an arm’s length transaction.  FCPG HK would then contract with XYT to act as the supplier of its logistics in filling orders in Yunnan province.  XYT would be contractually bound to only provide services to FCPG HK.  FCPG HK would retain ownership of the customers generated by XYT and the internet license.  The internet software utilized to conduct the business would also continue to be used exclusively by FCPG HK. At this time, we are reconsidering the previously identified benefits of such a reorganization and are in consultation with our accountants and legal counsel to ensure that any action we undertake is in our best interest and that of our stockholders.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Three Months Ended September 30
	2011		2010
Statements of Operations Data
Sales (Net)	US$	14,222,135	US$	7,133,310
Cost of Sales		(13,206,877)		(5,760,079)
Gross Profit		1,015,258		1,373,231
Selling expenses		(20,115)		(5,557)
Administrative expenses		(338,403)		(31,493)
Other income & expenses		4,997		(21,434)
Interest income & expense		(18,638)		(12,292)
Income tax		(149,938)		(325,632)
Net Income		493,161		976,823
Effects of foreign currency translation conversion		(54,492)		46,129
Comprehensive income		438,669		1,022,952

Sales (Net)

Net sales increased from US$7,133,310 for the three months ended September 30, 2010 to US$14,222,135 for the three months ended September 30, 2011, representing an increase of US$7,088,825 or 99%.  Two major factors contributed to our increase in sales.  First, we have entered into an Exclusive Agency Agreement with Yunnan Chuxiong Tianli Pharmaceutical Co., Ltd. of China as of July 1, 2011.  This agreement has given us an exclusive right to sell the following Chinese medicine - Honghuaxiaoyao Capsules, Zidanhuoxue Tablets, and Huangtengsu Tablets, in the Yunnan province of China. The total sales of these three products is USD$2,015,174 for the three months ended to September 30, 2011, compared to USD$0 for the three month ended to September 30, 2010.  Second, the significant increase in sales was also attributable to our launch of certain new products. The sales of the four new products listing in Chart 2, below, amounted to USD$4,350,530.  The following tables set forth information regarding the total sales of our principal products during the three months ended September 30, 2011 and 2010:

Chart 1
	Product Name	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Variance
	Products Distributed for Yunnan Chuxiong Tianli Pharmaceutical Co., Ltd.	USD	USD	USD
1	Honghuaxiaoyao Capsules	$941,834	-	$941,834
2	Zidanhuoxue Tablet	612,170	-	612,170
3	Huangtengsu Tablet	461,170	-	461,170
	Subtotal	2,015,174	-	2,015,174

A	Total Amount of distributed product	2,015,174	-	2,015,174
B	Total Sales in the period	14,222,135	7,133,310	N/A
C	Total Sales Variance of two comparative period	N/A	N/A	7,088,825
d=a/b	Total Amount of distributed product to Total Sales in the period (Percentage)	14.16%	N/A	N/A
e=a/c	Total increase from last period to Total Sales in the period (Percentage)	N/A	N/A	28.42%

Chart 2
	Product Name	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Variance
	Examples of new products	USD	USD	USD
1	Vitamin U, Belladonna and Aluminium Capsules II	$3,493,932	-	$3,493,932
2	Citicoline Sodium Injection	337,467	-	337,467
3	Amikacin	332,012	-	332,012
4	Isoflurane	187,119	-	187,119
A	Total Amount of examples of new products	4,350,530	-	4,350,530
B	Total Sales in the period	14,222,135	7,133,310	N/A
C	Total Sales Variance of two comparative period	N/A	N/A	7,088,825
d=a/b	Total Amount of new products to Total Sales in the period (Percentage)	30.59%	-	N/A
e=a/c	Total increase from last period to Total Sales in the period (Percentage)	N/A	N/A	61.37%

Cost of sales

Cost of sales increased from US$5,760,079 for the three months ended September 30, 2010 to US$13,206,877 for the three months ended September 30, 2011, representing an increase of US$7,446,798 or 129%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products.  This increase in cost of goods sold is primarily attributable to the increase in sales and increase in material product prices in the PRC for the three months ended September 30, 2011. Specifically, in 2011, inflationary problems have generally increased the cost of Chinese products.  Also, Chinese medicine, one of our most popular products, has been suffering from high production costs due to a natural disaster that has caused a shortage of Chinese herbs. Thus, insufficient production of Chinese medicine drove demand higher than available supplies of Chinese medicine.

Although we anticipate that the cost of sales will increase due to inflationary price increases, we do not believe that such increases will be material for the remainder of fiscal year 2011.  We anticipate that beyond 2011, our price for materials and other production costs will continue to increase due to inflation.  If our costs of sales increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Gross profit

Gross profit decreased from US$1,373,231 for the three months ended September 30, 2010 to US$1,015,258 for the three months ended September 30, 2011, representing a decrease of US$357,973 or 26%.  The decrease of profit margin is mainly due to two reasons.  First, during the past 9 months, there has been a dramatic increase in the cost of Chinese herbs and Chinese medicine in China, due mainly to an increase in inflation and a reduction in the output of Chinese herbs.  Second, as our long term strategy is to build a nationwide pharmaceutical distribution network throughout China, boost our market share and our customer base, we have offered products to customers at a more competitive price, resulting in a lower profit margin, than our major competitors.

Selling expenses

Selling expenses increased from US$5,557 for the three months ended September 30, 2010 to US$20,115 for the three months ended September 30, 2011, representing an increase of US$14,558 or 262%. The increase is mainly due to the increase in salaries paid to employees.

Administrative expenses

Administrative expenses increased from US$31,493 for the three months ended September 30, 2010 to US$338,403 for the three months ended September 30, 2011, representing an increase of US$306,910 or 975%. The increase is mainly attributable to travel, professional, consulting and accounting expenses of US$247,210.  Also, the increase in administrative expenses was also due to the securities issuance cost paid to placement agents.

Other income & expenses

Other income & expenses increased from a negative US$21,434 for the three months ended September 30, 2010 to a positive US$4,997 for the three months ended September 30, 2011, representing an increase in income of US$26,431 or 123%. The increase is attributable to exchange gain due to foreign currency conversion resulting from changes in the applicable exchange rates.

Interest expense

Interest expense increased from US$12,292 for the three months ended September 30, 2010 to US$18,638 for the three months ended September 30, 2011, representing an increase in expense of US$6,346 or 52%. The increase is mainly attributable to the interest expenses from the convertible notes.

Income tax expense

Income tax expense decreased from US$325,632 for the three months ended September 30, 2010 to US$149,938 for the three months ended September 30, 2011, representing a decrease in income tax expense of US$175,694 or 54%. The decrease is attributable to the decreased income tax rate from 25% in the PRC in the third quarter of 2010 to 16.5% in Hong Kong in the third quarter of 2011, due to the business operations having shifted from XYT to FCPG HK.

Net income

Net income decreased from a positive US$976,823 for the three months ended September 30, 2010 to US$493,161 for the three months ended September 30, 2011, representing a decrease in net income of US$483,662 or 50%. This decrease was primarily due to the increase in cost of sales and administrative expenses described above.

Effects of foreign currency translation conversion

Effects of foreign currency translation conversion decreased from US$46,129 for the three months ended September 30, 2010 to a negative US$54,492 for the three months ended September 30, 2011, representing an increase of US$100,621 or 218%.

Comprehensive income/loss

Comprehensive income decreased from a positive US$1,022,952 for the three months ended September 30, 2010 to US$438,669 for the three months ended September 30, 2011, representing a decrease in income of US$584,283 or 57%. The decrease is attributable to the increases in sales and gross profits, offset in part by cost of sales, selling expenses and administrative expenses described above.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Nine Months Ended September 30
	2011		2010
Statements of Operations Data
Sales (Net)	US$	33,914,608	US$	21,083,257
Cost of Sales		(31,065,960)		(17,263,148)
Gross Profit		2,848,648		3,820,109
Selling expenses		(720,756)		(19,892)
Administrative expenses		(1,242,237)		(110,747)
Other income & expenses		6,079		(108,969)
Interest income & expense		(96,440)		(33,984)
Income tax		(443,464)		(887,762)
Net Income/(Loss)		351,830		2,658,755
Effects of foreign currency translation conversion		361,219		71,837
Comprehensive income		713,049		2,730,592

Sales (Net)

Net sales increased from US$21,083,257 for the nine months ended September 30, 2010 to US$33,914,608 for the nine months ended September 30, 2011, representing an increase of US$12,831,351 or 61%. Three major factors contribute to the increase.  First, we entered into an Exclusive Agency Agreement with Yunnan Chuxiong Tianli Pharmaceutical Co., Ltd. of China on July 1st, 2011. This agreement has given us an exclusive right to sell the following Chinese medicines - Honghuaxiaoyao Capsules, Zidanhuoxue Tablets, and Huangtengsu Tablets.  Second, the significant increase in sales was also attributable to launching of new products and several new hospitals were added as customers which contributed to increased sales volume.  Third, in November 2010, we received government approval to market our product line over the internet and began to realize the benefits of internet marketing for the nine months ended September 30, 2011.

Cost of sales

Cost of sales increased from US$17,263,148 for the nine months ended September 30, 2010 to US$31,065,960 for the nine months ended September 30, 2011, representing an increase of US$13,802,812 or 80%. This increase in cost of sales percentage from the prior year is relatively consistent with the increase in sales. The increase in cost of sales is mainly due to the increase in sales and increase in product purchase prices in China.  Specifically, during the year, inflationary problems have been pushing up the cost of Chinese products.  Also, Chinese medicine, one of our most popular products, has been suffering from high production costs due to a natural disaster that has caused a shortage of Chinese herbs. Thus, insufficient production of Chinese medicine drove demand higher than available supplies of Chinese medicine.

Although we anticipate that the cost of sales will increase due to inflationary price increases, we do not believe that such increases will be material for the remainder of fiscal year 2011.  We anticipate that beyond 2011, our price for materials and other production costs will continue to increase due to inflation.  If our costs of sales increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

Gross profit

Gross profit decreased from US$3,820,109 for the nine months ended September 30, 2010 to US$2,848,648 for the nine months ended September 30, 2011, representing a decrease of US$971,461 or 25%. The decrease of profit margin is mainly due to two reasons.  First, during the past 9 months, there has been a dramatic increase in the cost of Chinese herbs and Chinese medicine in China, due mainly to an increase in inflationary and a reduction in the output of Chinese herbs.  Second, as our long term strategy is to build a nationwide pharmaceutical distribution network throughout China, boost our market share and our customer base, we have offered products to customers at a more competitive price, resulting in a lower profit margin, than our major competitors.

Selling expenses

Selling expenses increased from US$19,892 for the nine months ended September 30, 2010 to US$720,756 for the nine months ended September 30, 2011, representing an increase of US$700,864 or 3,523%. The increase is mainly attributable to the service charges for the medical agents for the nine months ended September 30, 2011. These Medical Agents will eventually be replaced by employees.  These service charges did not occur during the same period of 2010.

Administrative expenses

Administrative expenses increased from US$110,747 for the nine months ended September 30, 2010 to US$1,242,237 for the nine months ended September 30, 2011, representing an increase of US$1,131,490 or 1,022%. The increase is mainly attributable to professional, consulting and accounting expenses of US$413,181 for the nine months ended September 30, 2011.

Other income & expenses

Other income & expenses increased from a negative US$108,969 for the nine months ended September 30, 2010 to a positive US$6,079 for the nine months ended September 30, 2011, representing an increase in income of US$115,048 or 106%. The increase was attributable to exchange gain due to foreign currency conversion resulting from changes in the applicable exchange rates.

Interest expense

Interest expense increased from US$33,984 for the nine months ended September 30, 2010 to US$96,440 for the nine months ended September 30, 2011, representing an increase in expense of US$62,456 or 184%. The increase is mainly attributable to the interest expenses from the convertible notes.

Income tax expense

Income tax expense decreased from US$887,762 for the nine months ended September 30, 2010 to US$443,464 for the nine months ended September 30, 2011, representing a decrease in income tax expense of US$444,298 or 50%. The decrease is attributable to the decreased income tax rate from 25% in PRC for the nine months ended September 30, 2010 to 16.5% in Hong Kong for the nine months ended September 30, 2011, due to the business operations having shifted from XYT to FCPG HK.

Net income/(loss)

Net income decreased from a positive US$2,658,755 for the nine months ended September 30, 2010 to a positive US$351,830 for the nine months ended September 30, 2011, representing a decrease in net income of US$2,306,925 or 87%. The decrease is primarily due to the increase in cost of sales and administrative expenses described above.

Effects of foreign currency translation conversion

Effects of foreign currency translation conversion increased from US$71,837 for the nine months ended September 30, 2010 to US$361,219 for the nine months ended September 30, 2011, representing an increase of US$289,382 or 403%.

Comprehensive income

Comprehensive income decreased from a positive US$2,730,592 for the nine months ended September 30, 2010 to US$713,049 for the nine months ended September 30, 2011, representing a decrease in comprehensive income of US$2,017,543 or 74%. The decrease is attributable to the above-mentioned increases in sales and gross profits, offset in part by cost of sales, selling expenses, and administrative expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2011, we had cash and equivalents on hand of US$711,903, and working capital deficit of US$2,066,600.  We still believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through December 31, 2011.  If the Company does not meet its revenue objectives over that period, the Company may need to sell additional equity securities, which could result in dilution to current stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Our cash needs are primarily for working capital to support our operations, the purchase of inventory and future strategic acquisitions.  We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings.  As of September 30, 2011, we had an outstanding bank loan from Kunming Wuhua Branch of Fudian Bank in the amount of US$786,794, with a monthly interest rate of 5.56%, and a maturity date of December 8, 2011.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 6 months.  In order to meet our previously planned two to four strategic acquisitions, we estimated requiring US$6 million in capital.  However, with our approval of the IDTSL, we are now re-evaluating the previously planned strategic acquisitions, as this new license presents options which enables us to quickly expand throughout China without exposing us to the additional financial burdens and increased administrative complexities of acquisitions.

In addition to any financing required for potential acquisitions, we will also require additional capital to continue expanding our product line. We completed a financing of $3.6 million (net of fees) and utilized some of these proceeds to expand our product line. As the funding fell short of the $5 to $6 million objective which would have provided sufficient capital for product line expansion and one acquisition, our short term objective is now to broaden our product line from our current 5,000 products to 20,000 to 25,000 over a 6 to 8 month period.  This will allow us to not only sell more products to its existing customers, but also attract more customers that currently do not purchase our products.  The bulk of these funds will be utilized to purchase inventory, which will be on a cash basis until a track record is established and net 30 day terms can be negotiated.  The broader product line will include significantly more Western drugs as well as traditional Chinese drugs and herbs.  In order to raise such additional capital, we would consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of pharmaceutical products as a result of downward periodic price adjustments enforced by the PRC government seeking to make pharmaceutical products more affordable to the general public, and reimbursement policies of the PRC Ministry of Labor and Social Security. Although we have yet to be materially impacted by such factors, each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity. Such current or future actions by the PRC government and PRC Ministry of Labor and Social Security may materially impact or result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity. We may also in the future apply for and receive government subsidies. Although we have not applied for any such subsidies to date, any such subsidies which we may receive in the future may increase our liquidity. Further, as noted above, our gross profit margin has declined as during the period ended September 30, 2011, there has been a dramatic increase in the cost of Chinese herbs and Chinese medicines in China, due mainly to an increase in inflation and a reduction in output of Chinese herbs in China.  Also, our long term strategy is to build a nationwide pharmaceutical distribution network throughout China.  In order to boost our market share and our customer base, we have offered products to customers at a more competitive price, resulting in a lower profit margin, than our major competitors. These increased costs and lower profit margins may continue to result in lower profitability and decreased cash flow, thus reducing our liquidity.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2011 was US$3,325,253, compared to US$404,721 for the nine months ended September 30, 2010.  The increase in cash used in operating activities was primarily due to the increase of prepayment of US$6,133,339 due to business expansion in order to promote sales and increase our market share.  Specifically, net cash used in operating activities was used on our website system development in connection with our ability to market our products over the internet, new office decoration and remodeling and the purchase of pharmaceutical materials.

Net cash used in investing activities

Net cash used in investing activities was US$127,864 for the nine months ended September 30, 2011, compared to US$1,242 for the nine months ended September 30, 2010, related to the purchase of property, plant and equipment, and long term tax planning.

Net cash provided by financing activities

Net cash provided by financing activities was US$3,019,934 for the nine months ended September 30, 2011 and was comprised of a convertible promissory note and a private offering of units all as part of our capital raising efforts to fund our market expansion  offset in part by repayment of borrowings from Kunming Wuhua Branch of Fudian Bank and increase in restricted cash.  Net cash used in financing activities during the nine months ended September 30, 2010 was US$405,761.

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

Inventories

Net realizable value of inventories is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale.  For the periods ended September 30, 2011 and 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)
We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP. We have improved our reporting capacity with the appointment of a board member who is an expert in U.S. GAAP and by contracting an accounting firm familiar with U.S. GAAP to assist in the preparation of our financial statements.

ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis. A review and assessment of  our internal controls is currently underway by an independent consulting firm.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

On July 1, 2011, our subsidiary, XYT, entered into a Cooperation Agreement (the “Agreement”) with Yunnan Chuxiong Tian Li Pharmaceutical Co., Ltd. (“Chuxiong Tianli”), whereby XYT will serve as the exclusive sales agent for Chuxiong Tianli’s products on a nationwide basis in China.  Three specific products are covered under the Agreement - Honghuaxiaoyao Capsules, Zidanhuoxue Tablets, and Huangtengsu Tablets. Under the Agreement, the minimum sales volumes are as follows - 1,060,000 cases of Honghuaxiaoyao Capsules in 2011; 1,260,000 cases of Zidanhuoxue Tablets in 2011; and 1,300,000 cases of Huangtengsu Tablets in 2011.  Beginning January 1, 2012 through December 31, 2015, the sales targets per year of Honghuaxiaoyao Capsules,  Zidanhuoxue Tablets,  Huangtengsu Tablets  are 2,700,000, 3,000,000 and 3,600,000 cases, respectively.  The Agreement is valid until December 31, 2015.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on May 28, 2008).
10.1	Cooperation Agreement with Yunnan Chuxiong Tianli Pharmaceutical Co., Ltd. of China as of July 1, 2011.*+
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith
+ Confidential treatment rrequested as to certain portions.
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: November 14, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)