Form 10-K/A
period 2011-03-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-12-02
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on July 14, 2011 and amended on September 19, 2011 and November 7, 2011 (collectively, the “Original Form 10-K”), to incorporate the Company’s revisions and responses to a comment letter from the staff of the SEC dated November 17, 2011.  Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Form 10-K/A has not been updated to reflect events that occurred after July 14, 2011, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.  The following sections have been amended, without limitation:

•	Item 1.	Business
•	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
•	Item 8.	Financial Statements and Supplementary Data
•	Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang should discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.  In fact, Mr. Wang intended to cease collecting receivables in June 2010, however, customers continued to make payments to Mr. Wang despite instructions from Mr. Wang and the Company to the contrary. While the weaning process had begun, it continued for some time for fear of losing key customers, and Mr. Wang only managed to convince all key customers and completely cease the practice of such collections on behalf of XYT as of October 31, 2011. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, we have reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings.  Mr. Wang has not repaid any amount of the distribution.

In advance of the Exchange  Transaction, XYT also applied for an increase in its registered capital and began the process of arranging for direct bank financing for many of its large customers.  In the past, Mr. Wang personally provided credit to some of the Company’s largest and best customers for purchases from XYT.  As XYT does not grant credit to the vast majority of its customers, the Company is introducing large credit worthy customers to banks that are interested in providing XYT customers with credit for purchases from XYT.  These credit arrangements are between the bank and XYT’s customers for the purchase of XYT products.  XYT is not party to the credit provided, does not guarantee or co-sign for the customer and receives no compensation from the bank or its customers for arranging this credit.  By arranging credit for its customers, XYT improves its liquidity position by not having to utilize working capital to finance customer purchases.

Further, in advance of the Exchange  Transaction, XYT applied for and received a small increase in its registered capital.  XYT’s registered capital was increased from RMB2,000,000 to RMB15,080,000, or US$2,295,000. After the April 2011 financing, XYT again applied and was granted an increase in registered capital.  These increases in registered capital have enabled the Company to increase the daily withdrawal limits from the bank to reduce any adverse impact on daily operations.

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

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang should discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.  In fact, Mr. Wang intended to cease collecting receivables in June 2010, however, customers continued to make payments to Mr. Wang despite instructions from Mr. Wang and the Company to the contrary. While the weaning process had begun, it continued for some time for fear of losing key customers, and Mr. Wang only managed to convince all key customers and completely cease the practice of such collections on behalf of XYT as of October 31, 2011. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, we have reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings.  Mr. Wang has not repaid any amount of the distribution.

In advance of the Exchange  Transaction, XYT also applied for an increase in its registered capital and began the process of arranging for direct bank financing for many of its large customers.  In the past, Mr. Wang would personally provided credit to some of the Company’s largest and best customers for purchases from XYT.  As XYT does not grant credit to the vast majority of its customers, the Company is introducing large credit worthy customers to banks that are interested in providing XYT customers with credit for purchases from XYT.  These credit arrangements are between the bank and XYT’s customers for the purchase of XYT products.  XYT is not party to the credit provided, does not guarantee or co-sign for the customer and receives no compensation from the bank or its customers for arranging this credit.  By arranging credit for its customers, XYT improves its liquidity position by not having to utilize working capital to finance customer purchases.

Further, in advance of the Exchange  Transaction, XYT applied for and received a small increase in its registered capital.  XYT’s registered capital was increased from RMB2,000,000 to RMB15,080,000, or US$2,295,000. After the April 2011 financing, XYT again applied and was granted an increase in registered capital.  These increases in registered capital have enabled the Company to increase the daily withdrawal limits from the bank to reduce any adverse impact on daily operations.

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

XYT had previously recorded as a receivable an amount due from a related party to the Company of $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, the Company has reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings.  Prior to such reclassification, we contemplated access to the cash collected by Mr. Wang to be used to finance a portion of our operations in the interim between bonus compensation payments to Mr. Wang.  As a result of the foregoing reclassification, we may experience potential shortfalls from not collecting the receivables from Mr. Wang and our liquidity position could be affected such that we will not have the opportunity to use these earnings to fund our operations for any period of time, and may need to pursue direct bank financing or sell additional equity securities to meet our operational cash requirements.   We are in the process of trying to obtain a line of credit from a bank to be used for the purchase of inventories to cover any potential shortfalls in capital resulting from not collecting the receivables from Mr. Wang.  There are no assurances that we will be successful or that we will be presented with terms that will be satisfactory to us.

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

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance.  Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang should discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company.  In fact, Mr. Wang intended to cease collecting receivables in June 2010, however, customers continued to make payments to Mr. Wang despite instructions from Mr. Wang and the Company to the contrary. While the weaning process had begun, it continued for some time for fear of losing key customers, and Mr. Wang only managed to convince all key customers and completely cease the practice of such collections on behalf of XYT as of October 31, 2011. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us and amounted to $11,799,953 as of December 31, 2009 and $2,498,924 as of December 31, 2008. To comply with U.S. GAAP, we have reclassified such amounts as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings. Mr. Wang has not repaid any amount of the distribution.

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Registrant)

Date: December 2, 2011	By:	/s/ Zhen Jiang Wang
Zhen Jiang Wang
Chief Executive Officer (Principal
Executive Officer)

Date: December 2, 2011	By:	/s/ Yi Jia Li
Yi Jia Li
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Zhen Jiang Wang	Chief Executive
Zhen Jiang Wang	Officer and Director	December 2, 2011
(Principal Executive Officer)

/s/ Yi Jia Li	Chief Financial Officer	December 2, 2011
Yi Jia Li	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jack Zwick	Director	December 2, 2011
Jack Zwick

/s/ Gregory D. Tse	Director	December 2, 2011
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

As discussed in Note 3 to the financial statements, the Company has restated the consolidated financial statements for the year ended March 31, 2011.

/s/ Parker Randall CF
Parker Randall CF (H.K.) CPA Limited
Certified Public Accountant
Hong Kong

June 27, 2011 except for Note (15) to the Consolidated Financial Statements as at July 12, 2011 and except for Note 3 on September 15, 2011.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		Restated	Restated
		$	$
ASSETS
Current Assets
Cash and cash equivalents		740,368	158,766
Restricted cash	7	1,052,135	682,514
Other receivables		2,143,982	-
Inventories		890,185	4,671,322
Account receivables		8,881,014	-
Total Current Assets		13,707,684	5,512,602

Non-current Assets

Due from a related party	3	-	-
Plant and equipment, net	4	5,139	848
Intangible assets, net	5	2,052	2,798
Total Non-current Assets		7,191	3,646

Total Assets		13,714,875	5,516,248

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		Restated	Restated
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,010	732,461
Other payable and accrued liabilities	6	12,819,702	8,919,168
Due to a related party	3	12,752	-
Notes payable	7	2,630,336	-
Income tax payable		3,191,477	2,021,627
Total Current Liabilities		19,426,277	11,673,256

Non-current Liabilities
Convertible Promissory Notes	8	886,386	-
Total Non-current Liabilities		886,386	-

Total Liabilities		20,312,663	11,673,256

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,264,471 shares issued and outstanding as of March 31, 2011; and 45,000,000 shares issued and outstanding as of March 31, 2010 respectively.	9	58,264	45,000
Treasury stock	10	5,000	-
Additional paid-in capital	9	3,249,067	221,101
Retained earnings	3	(10,229,389)	(6,539,988)
Accumulated other comprehensive income - foreign currency translation adjustments		319,270	116,879

Total Stockholders’ Equity		(6,597,788)	(6,157,008)

Total Liabilities and Stockholders’ Equity		13,714,875	5,516,248

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
						As restated
						(Note 3)
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

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

							Other comprehensive income
		Common stock			Additional		Foreign Currency
	Note	Shares	Amount	Treasury Shares	paid-in capital	Retained Earnings	transaction adjustment	Total
						As restated
						(Note 3)
			$	$	$	$	$	$
Balance as of March 31, 2010		45,000,000	45,000	-	221,101	(6,539,988)	116,879	(6,157,008)

Reorganization of FCPG HK and XYT on reverse acquisition	9	15,000,000	15,000	-	(298,431)	-	-	(283,431)
Cancellation of common stock of the Company	10	(5,000,000)	(5,000)	5,000	-	-	-	-
Equity component of issued convertible notes	8	-	-	-	113,747	-	-	113,747
Issuance of private offering units	9	3,166,692	3,167	-	2,846,833	-	-	2,850,000
Share-based payment for service on private offering units	9	97,779	97		365,817	-	-	365,914
Net Income		-	-	-	-	2,333,679	-	(2,333,679)
Deemed distribution of dividend	3	-	-	-	-	(6,023,080)	-	(6,023,080)
Foreign currency translation Adjustments		-	-	-	-	-	202,391	202,391
Balance as of March 31, 2011		58,264,471	58,264	5,000	3,249,067	(10,229,389)	319,270	(6,597,788)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(p)	Correction of an Error in Previously Issued Financial Statements

Pursuant to ASC 250-10-50-7, when financial statements are restated to correct an error, the entity shall disclose that its previously issued financial statements have been restated, along with a description of the nature of the error. The entity also shall disclose both of the following:

a.	The effect of the correction on each financial statement line item and any per-share amounts affected for each prior period presented;

b.
The cumulative effect of the change on retained earnings or other appropriate components of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

3.	DEEMED DISTRIBUTION OF DIVIDEND

The Company had a loan receivable from a related party in the amount of $18,033,038 as of March 31, 2011 and $12,009,958 as of March 31, 2010, which the SEC had deemed to be treated as a distribution to the related party and therefore a reduction of retained earnings. As a result, the Company has restated the financial statements in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC).

The following table presents the financial statements accounts which are restated:

	Note	Pre restated	Adjustments	Post restated
For the year ended March 31, 2010

Due from related party	(i)	12,009,958	(12,009,958)	-
Retained earning	(i)	5,469,970	(12,009,958)	(6,539,988)
Deemed distribution of dividend	(i)	-	12,009,958	12,009,958

	Note	Pre restated	Adjustments	Post restated
For the year ended March 31, 2011

Due from related party	(i)	18,033,038	(18,033,038)	-
Retained earning	(i)	7,803,649	(18,033,038)	(10,229,389)
Deemed distribution of dividend	(i)	-	18,033,038	18,033,038

(i)
Restated amount due from a related party (shareholder) and treated as a distribution to the related party and therefore a reduction of retained earnings. The nature of the error was a matter of disclosure of the presentation of consolidated financial statements in conformity with the United States Generally Accepted Accounting Principles.

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