Form 10-Q/A
period 2011-06-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2011-12-02
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 22, 2011 and amended on August 24, 2011 and November 8, 2011 (collectively, the “Original Form 10-Q”), to incorporate the Company’s revisions and responses to a comment letter from the staff of the SEC dated November 17, 2011.  Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Form 10-Q/A has not been updated to reflect events that occurred after August 22, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.  The following sections have been amended, without limitation:

•	Item 1.	Financial Statements
•	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged.  The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

INDEX

Page
PART I - FINANCIAL INFORMATION

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

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - Unaudited
(Stated in US Dollars) (Restated)

		Common stock					Other comprehensive income
	Notes	Shares	Amount	Treasury Shares	Additional paid-in capital	Retained Earnings	Foreign currency transaction adjustment	Total
			$	$	$	$	$	$
Balance as of January 1, 2010		45,000,000	45,000	-	221,101	4,692,321	117,151	5,075,573
Net income/(loss)		-	-	-	-	1,678,108	-	1,678,108
Foreign currency translation Adjustments		-	-	-	-	-	31,268	31,268
Deemed distribution of dividend	3	-	-	-	-	(17,011,021)	-	(17,011,021)
Balance as of June 30, 2010		45,000,000	45,000	-	221,101	(10,640,592)	148,419	(10,226,072)

Balance as of January 1, 2011		55,000,000	55,000	5,000	11,575	(7,969,194)	295,278	(7,602,341)
Equity component of issued convertible notes	10	-	-	-	24,842	-	-	24,842
Issuance of private offering units	11	4,277,812	4,278	-	3,523,951	-	-	3,528,229
Share-based payment for consultant fee	11	200,000	200	-	135,800	-	-	136,000
Share-based payment for service on private offering units	11	186,668	186	-	(186)	-	-	-
Net income/(loss)		-	-	-	-	(131,961)	-	(131,961)
Foreign currency translation Adjustments		-	-	-	-	-	183,076	183,076
Deemed distribution of dividend	3	-	-	-	-	(3,613,427)	-	(3,613,427)
Balance as of June 30, 2011		59,664,480	59,664	5,000	3,695,982	(11,714,582)	478,354	(7,475,582)

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

The following table presents the financial statements accounts which are restated:

	Note	Pre restated	Adjustments	Post restated
For the year ended December 31, 2010

Due from related party	(i)	17,011,021	(17,011,021)	-
Retained earning	(i)	9,041,827	(17,011,021)	(7,969,194)
Deemed distribution of dividend	(i)	-	17,011,021	17,011,021

	Note	Pre restated	Adjustments	Post restated
For the year ended June 30, 2011

Due from related party	(i)	20,624,448	(20,624,448)	-
Retained earning	(i)	8,909,866	(20,624,448)	(11,714,582)
Deemed distribution of dividend	(i)	-	20,624,448	20,624,448

(i)
Restated amount due from a related party (shareholder) and treated as a distribution to the related party and therefore a reduction of retained earnings. The nature of error was a matter of disclosure of the presentation of consolidated financial statements in conformity with the United States Generally Accepted Accounting Principles.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
 (Stated in US Dollars

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEMS 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
2.1	Share Exchange Agreement, dated August 23, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on August 24, 2010).
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: December 2, 2011	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)