Form 10-KT
period 2011-12-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-05-02
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ________________

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: April 1, 2011 to December 31, 2011

Commission file number: 000-54076

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3232809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number 504, West Ren Min Road,
Kunming City, Yunnan Province
People’s Republic of China	N/A
650000
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
Yes [   ]     No [X]

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

Yes [X]     No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $25,773,287 based upon the closing price of $0.58 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 26, 2012
Common Stock, $.001 par value per share	59,664,480 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

FIRST CHINA PHARMACEUTICAL GROUP, INC.

TRANSITION REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Transition Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

As used in this Transition Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “FCPG,” or the “Registrant” refer to First China Pharmaceutical Group, Inc., a Nevada corporation and its wholly owned subsidiaries, First China Pharmaceutical Group Limited, a Hong Kong company, and Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China.

ITEM 1.          BUSINESS.

Change in Fiscal Year End

On May 6, 2011, our Board of Directors changed the Company’s fiscal year end from March 31 to December 31. As a result of this change, this Transition Report on Form 10-K includes the financial information for the nine month transition period from March 31, 2011 to December 31, 2011 (“Transition Period”). References in this Transition Report on Form 10-K to fiscal year 2011 or fiscal 2011 refer to the period from April 1, 2010 through March 31, 2011 and references to fiscal year 2010 or fiscal 2010 refer to the period from April 1, 2009 through March 31, 2010. All amounts presented for the nine months ended December 31, 2010 are unaudited. Subsequent to this Transition Report on Form 10-K, our annual reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

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

Through our wholly-owned subsidiary, XYT, we are now engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals, as well as the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and the XYT store located at the Company’s distribution facility in Kunming. XYT was founded in November 2002 and is a provincial pharmaceutical distributor that offers approximately 5,000 drugs, of which approximately 1,000 are over-the-counter drugs, approximately 1,000 are prescription drugs, approximately 2,000 are prepared Chinese medicines and approximately 1,000 are supplements. Currently, we have approximately 5,000 customers and supply approximately 10% of such customers’ inventories with a sales network that covers the entire Yunnan Province of China.

Our continuing strategy is to build a nationwide pharmaceutical distribution network throughout China. In October 2011, we were awarded the Internet Drug Transaction Service License (“IDTSL”), which permits us to accept orders and transact payments over the internet, throughout China, and not just in Yunnan Province. The IDTSL enables the Company to change its growth strategy from growth through acquisition to organic growth. FCPG, from its headquarters in Kunming, can now provide large hospitals and distributors access to drugs and pharmaceutical products throughout China. Rather than pursue expansion through acquisitions that would require significant capital and share issuance, growth will primarily be pursued through organic growth by broadening the Company’s product line and increasing inventory. Significant expansion throughout Yunnan Province by XYT and establishing large hospitals and distributors in other provinces will be actively pursued. Strategic acquisitions may still occur but not as previously envisioned.

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

Strategy

We believe we have a strategic advantage over certain of our competitors in Yunnan Province and throughout China as we have obtained government approval to fill orders over the internet. We applied for the License of Internet Drug Information Service (LIDIS) in May 2009 by completing an application form and providing background information on the company and its senior officers. No application fees were paid to obtain the License of Internet Drug Information Service, although a registration fee of ¥8,000, or approximately US$1,200, was paid upon the approval of this license. The application and corporate information for the License of Internet Drug Information

Service was examined and approved by the provincial Yunnan Food and Drug Administration. The State Food and Drug Administration provides the provincial Yunnan Food and Drug Administration authority to examine the applicant and issue this license. We received the License of Internet Drug Information Service issued by the Yunnan Food and Drug Administration in October 2009, which remains in good standing. There are no annual fees associated with this license, which enables us to bypass municipal and county pharmaceutical distributors, market our product line, provide pricing information and provide products directly to our customers. Bypassing these layers of distribution enables us to offer products to our customers at a significantly lower price than our major competitors while maintaining our margins.

Through our own industry research and documents from the Yunnan Food and Drug Administration, we believe that there are currently 491 drug distribution companies in Yunnan Province and that 42 of these companies also possess the License of Internet Drug Information Service. However, we have completed all the forms and supporting documentation and submitted a formal application to the Yunnan Food and Drug Administration for a second internet license, the Internet Drug Transaction Service License. There is no formal timeline to obtain approval for the Internet Drug Transaction Service License. Company research indicates that the approval process can be in excess of one year and is subject to the changing policies of the Chinese government. While our current License of Internet Drug Information Service permits us to use the internet to market our product line, display the inventory we hold and provide pricing information, thereby, enabling customers to see our inventory and to order directly by email, fax, online “chat” or phone, the Internet Drug Transaction Service License would allow us to provide secured access to our proprietary computer fulfillment system, advertise, list inventories, take orders, provide shipping confirmation, invoice the customer and accept payment over the internet. Through our own industry research and review by a senior Company employee of records and documents from the Yunnan Food and Drug Administration relating to licenses granted during the past eight years, our management believes that there are currently only two drug manufacturing companies in Yunnan Province that possess the Internet Transaction Service License.

This application was made in September 2010 with all required documentation provided to the Yunnan Food and Drug Administration. No fees were required at the time. Typically, if there are no deficiencies in the initial application, the Yunnan Food and Drug Administration will approve the first phase of the application and send the application and supporting documentation to the State Food and Drug Administration, a department of the Yunnan provincial government, for second review and approval. Both the Yunnan Food and Drug Administration and the State Food and Drug Administration are government agencies which review the application based on the information supplied by the applicant and subjective criteria. Ultimately, approval for the Internet Drug Transaction Service License is largely subjective, based on the application and the direction of government policy at the time.

As noted above, in October 2011, we were awarded the IDTSL which is a key national license which permits us to accept orders and transact payments over the internet. Management believes that the newly granted IDTSL positions us as one of only a handful of pharmaceutical distributors with government approval for online payment capability in China. The new license compliments our existing Internet Drug Information Service License so that we can now market and advertise our products, along with accepting orders and transacting payments, over the internet. The IDTSL offers us broad national exposure to an audience that for the first time can now directly access, submit orders and transact payments for purchases from our product catalogue over the internet. As a result, management is now re-evaluating our acquisition-based expansion strategy, as this new license presents options which enables us to quickly expand throughout China without exposing us to the additional financial burdens and increased administrative complexities of a an acquisition-only strategy.

The IDTSL is valid for 5 years and will expire on July 17, 2016. In order to renew the license, we must submit a renewal application to the Yunnan Food and Drug Administration 6 months prior to expiration (February 17, 2016).

Our primary objectives over the next 3 years consist of the following:

1.	Establish the Company as the one of the largest pharmaceutical distribution companies in Yunnan province, and

2.	Expand throughout China by providing products primarily to distributors and large hospitals that can place and fulfill orders over the internet.

The key to the successful expansion within Yunnan province and throughout China will be access to capital to expand the product line and inventory carried. As customers expect immediate fulfillment of the products ordered it is imperative that we hold sufficient inventory to quickly fill orders. As such, access to capital is very important for us to meet our significant growth objectives in the near term.

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

The Company completed a financing of $3.6 million (net of fees) in 2011 and utilized the majority of these proceeds to expand its product line and increase inventories. As the funding fell short of the $5 to $6 million objective which would have provided sufficient capital for product line expansion and an acquisition, the Company’s primary short term objective continues to be to broaden our product line and increase the inventory available for distribution. In 2011, the funding enabled the Company to increase the number of products offered by approximately 2,500, from 5,000 to 7,500. The expansion of our product line and the inventory the Company carries are critical for continued sales growth. Based on feedback from existing and potential customers, we believe that the current demand for our products significantly exceeds our ability to carry inventory and fill orders. Additional funding will be required to exploit the advantages of the internet licenses we hold and to continue sales growth.

We will utilize our License of Internet Drug Information Service and the IDTSL to market, distribute and fulfill orders of these products. The utilization of the internet to distribute pharmaceuticals enables us to eliminate two levels in the traditional Chinese drug distribution system (see - “Business Model”), thereby enabling the Company to sell products at a lower price than competitors utilizing the traditional distribution model. As each product has a different cost structure, the Company cannot precisely state the discount each customer could receive. However, the elimination of two distribution tiers typically enables us to offer products at a 10% to 40% discount to its competitors that utilize the traditional distribution model.

Management believes that broadening its product line and offering its products at discounted prices will allow the Company to sell more products to our approximately 5,300 existing customers so as to supply our current customers with over 80% of the pharmaceutical products they require and become their primary supplier. Through ongoing discussions and relationship building the Company’s sales representatives have had with many of the Company’s customers, the Company believes that its existing customers would purchase virtually all their current inventory from the Company, if it was available. Overwhelmingly, the Company’s existing customers have indicated to sales representatives that they would prefer to buy all of their products from the Company due to our turnaround time, competitive prices, volume purchasing discounts, and superior logistics provided. Management believes that the feedback from existing customers would lead to the Company supplying 80% of the inventory of its existing customers.

In addition to selling significantly more products to its approximately 5,300 existing customers, we also plan to aggressively attract 5,000 new primary customers over the next 3 years that currently do not utilize us and would benefit from internet ordering and an expanded product line. The Company defines primary customers as those that it believes purchase more than 50% of their total inventory from the Company. The Company has increased the number of sales people in Yunnan province and, with the ability to now fulfill orders and take payments over the internet, has embarked on a strategy to expand into new territories. In addition to a significant market presence in Yunnan, the IDTSL has enabled us to expand sales into the following provinces and municipalities: Guizhou, Guandong, Guangxi, Hubei, Hunan, Fujian, Hainan, Inner Mongolia, Xingjiang, Heilongjiang, Jilin, Sicuan, Hebei, Shanxi, Zhejiang and Shandong as well as the municipalities of Beijing and Shanghai.

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

Customers access our website at www.kmxyt.com, and our Internet Drug Information Service License enables the Company to use the internet via our website to market our product line, display the inventory we holds, provide pricing information, conduct live “chats” with customers and receive orders through email or online “chat” sessions with customers. Now with the IDTSL, customers can directly access our computer system and place electronic orders through www.kmxty.com, and they can make payments through the website or over the internet. The PRC government is concerned that direct access to order pharmaceuticals could lead to drugs ending up in the hands of non licensed groups. Therefore, access to the website is only provided to customers that are screened to be authentic licensed hospitals, medical clinics, pharmacies and drug distribution companies. Customers must provide us with the appropriate government licenses prior to being issued a user ID and password to the site. Once on the site, customers can review products by drug type, manufacturer, price and other criteria. Customers can use a VOIP system built into the software to talk to our customer representatives and can place orders directly with them, by email or chat, or through the traditional telephone.

Part of what will differentiate us from other pharmaceutical distributors is the creation of an innovative brand image. Obtaining approval for both internet licenses is a significant point of differentiation and shows that we are dedicated to developing innovative solutions that will reduce the cost of our products as well as provide enhanced logistics.

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

We have a proprietary Enterprise Resource Planning (“ERP”) system that was developed and is owned by our Chairman and President, Mr. Wang, and that is integrated with our internet ordering process, which enables us to directly procure pharmaceutical products from drug manufacturers and from the large national distributor, Anhui Huayuan Pharmaceutical Co. This enables us to execute a direct sales model, where some products can be shipped from the manufacturer or national distributor to our customers. We expect this strategic use of technology to significantly enhance profits of both the Company and our direct customers.

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

Market Drivers

The significant growth of China’s population aged 60 or above is expected to drive demand for healthcare and pharmaceutical products in China. According to the PRC National Bureau of Statistics, the proportion of the population aged 60 or above in China has increased from 11.6% in 2007, or approximately 153.4 million people, to 13.3%, or approximately 177.6 million people in 2010. Rising life expectancy is also expected to contribute to the growth of China’s aging population, both as an absolute number and as a percentage of the total population. We believe that the aging population in China, which historically spends the most on healthcare, will drive the growth of the PRC healthcare and pharmaceutical industries. The prevalence of chronic health problems, such as arthritis, cardiovascular diseases and cancer, is expected to increase with the growth of China’s population aged 60 or above. In addition, as living standards continue to improve and health consciousness grows in China, many lifestyle-related diseases are also increasing and becoming more widespread. For example, sales of prescription cardiovascular medicines have been increasing, and management believes this is primarily as a result of the rising prevalence of heart disease in an aging population and increasingly unhealthy lifestyles in the population at large.

According to the China Statistical Yearbook 2010 (the “Yearbook”), from 2006 to 2010, the average per capita annual disposable income of China’s urban residents increased from approximately ¥11,759, or approximately US$1,729, to ¥19,109, or approximately US$2,810, representing a compound annual growth rate (“CAGR”) of approximately 10.2% . According to the Yearbook, China’s GDP grew at a CAGR of 13.0% from 2006 to 2010, and its per capita GDP grew from ¥15,931, or approximately US$2,342, in 2006 to approximately ¥29,678, or approximately US$4,364, in 2010, representing a CAGR of 13.2% . During this period, national income and disposable income levels increased significantly.

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

We believe that only a small percentage of the Chinese population can afford commercial insurance plans. Therefore, the National Program coverage is expected to expand in the future. According to the PRC National Bureau of Statistics, the percentage of PRC urban residents grew from approximately 44.9% of the total population to 46.6% from 2007 to 2009. The number of people covered by the National Program increased from approximately 94 million in 2002 to 219.4 million in 2009, representing a CAGR of 11.2% . This trend is anticipated to continue as the Twelfth Five-Year Plan government development initiative projects that the PRC urban population will increase from 47% to 52% of China’s total population between 2010 to 2015. Furthermore, the provincial and municipal authorities who are responsible for administering social medical insurance funds to cover such reimbursements have been gradually increasing funding in recent years. According to the PRC Ministry of Labor and Social Security, total funding under the national insurance program reached ¥1882.3 billion, or approximately US$276.8 billion, in 2010, representing an increase of 16.8% from 2009. The availability of funding is expected to increase significantly in the near future, primarily as a result of increased financial and policy support from various levels of the PRC government.

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

  Step One, which was completed in 2011, aims to increase the accessibility while reducing the cost of healthcare. During this phase, the PRC Government will build up a network of basic healthcare facilities, expand coverage of the public medical insurance system to cover 90% or more of the population, and reform the drug supply and public hospital system.

  Step Two, which will take place between 2011 and 2020, envisions the establishment of a universal healthcare system. The entire population should be covered by public medical insurance; drugs and medical services should be accessible and affordable to citizens in all public healthcare facilities.

While the PRC Government has neither provided a concrete timetable nor steps to implement certain tasks, such as the public hospital reform, it has released execution guidance for other tasks. Most notably, the PRC Government has announced it will spend an additional approximately RMB 850 billion, or US$125 billion from 2009 to 2011 on the healthcare industry. A significant portion will be expended to establish a basic healthcare medical insurance regime, which aims to cover over 90% of the national population by 2011, mainly through the Urban Worker Program, Urban Resident Program and the New Rural Insurance Scheme. The PRC Government further announced that the annual subsidy for each participant will be increased from approximately RMB40, or US$5.90 to approximately RMB120, or US$17.60 for Urban Resident Program participants, and from approximately RMB 80, or US$11.76 to approximately RMB 120, or US$17.60 for New Rural Insurance Scheme participants, starting from 2010. The reform plan will also raise the cap on claim payments from four times the local average annual income to six times such income. Another significant part of the spending plan focuses on healthcare facilities. The PRC Government planned to build 29,000 rural clinics in 2009. In the next three years, the PRC government plans to build an additional 5,000 rural clinics, 2,000 county-level hospitals and 2,400 urban community clinics in under-developed areas. This substantial increase in healthcare spending is expected to expedite the growth of the healthcare industry in China.

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

  The public healthcare delivery system. One of the primary goals of the Implementing Plan is to build more healthcare facilities and to improve the training of healthcare professionals. Beyond additional public wellness centers, the reform plan’s goal was to place a medical clinic in every village and a hospital in every county by 2011. In addition, the PRC Government will encourage private investors to establish public non-profit hospitals.

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

With the Company now expanding its product line to 20,000 to 25,000 products, our business model is changing to leverage the advantages of our internet ordering and fulfillment system, which will allow us to not only sell more products to our approximately 5,000 existing customers, but also attract more customers that currently do not utilize us. The broader product line will include significantly more Western drugs as well as additional traditional Chinese drugs and herbs.

The foreign made drugs that we distribute are imported into China by drug importers that are licensed by the Chinese government. We are currently not licensed to import drugs from outside of China but in December 2011, we began the process of obtaining a license to import drugs and pharmaceutical products. While the Chinese government does not provide a formal timetable for considering the approval of such a license, we anticipate it will take approximately 12 months for the license to be approved or declined. In the event that trade protectionist policies are implemented by countries currently supplying Western drugs to China, such activities would adversely affect all pharmaceutical distribution companies in China, including us.

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

The Measures regarding the Administration of Drug Information Service Over the Internet which became effective on July 8, 2004 define the delivery of free publicly available drug information services over the Internet as a nonprofit online drug information service. This service requires a qualification certificate from the provincial food and drug administration. The provincial food and drug administration must file its approval with the SFDA for records and make a public announcement. The qualification certificate is valid for five years and may be renewed by filing for an extension at least six months prior to its expiration date and undergoing a reexamination by the relevant authority.

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

We completed all the forms and supporting documentation and submitted a formal application to the Yunnan Food and Drug Administration for a second internet license, the Internet Drug Transaction Service License. While our current License of Internet Drug Information Service permits us to use the internet to market our product line, display the inventory we hold and provide pricing information, thereby, enabling customers to see our inventory and to order directly by email, fax, online “chat” or phone, the Internet Drug Transaction Service License allows us to provide secured access to our proprietary computer fulfillment system, advertise, list inventories, take orders, provide shipping confirmation, invoice the customer and accept payment over the internet. Through our own industry research and documents from the Yunnan Food and Drug Administration, management believes that there are currently only two drug manufacturing companies in Yunnan Province that possess the Internet Drug Transaction Service License.

In October 2011, we were awarded the IDTSL, which as noted above, is a key national license which permits us to accept orders and transact payments over the internet. As a result, management is now re-evaluating our acquisition-based expansion strategy, as this new license presents options which enables us to quickly expand throughout China without exposing us to the additional financial burdens and increased administrative complexities of a an acquisition-only strategy. With the IDTSL, our growth strategy has shifted from one based on strategic acquisitions, to one based on organic growth - namely, broadening the Company’s product line and increasing inventory.

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

Suppliers

We have significantly increased the number of suppliers that we acquire products from. We now purchase approximately 55% of our products from the following four drug manufacturers and national distributors:

  Anhui Hua Yuan Pharmaceutical Co., Ltd.
  Guangdong Guo Yi Tang Pharmaceutical Co., Ltd.
  Xiuzheng Pharmaceutical Co., Ltd
  Shandong Qilu Pharmaceutical Co., Ltd.

We believe we have excellent relationships with these suppliers.

Customers

We currently have approximately 5,300 customers. These include pharmacies (drug stores), hospitals, distribution companies and clinics. In urban areas, we typically service customers directly, utilizing internet orders and local bonded couriers. Rural areas are predominantly serviced by local sub-distributors. Our approximately 5,300 long-term downstream customers, include:

  approximately 2,957 independents directly serviced by internet;
  approximately 1,286 sub-distributors; and
  approximately 1,109 hospitals, clinics and other medical institutions.

Our top five customers listed below accounted for approximately 40% of the Company’s sales in 2011:

  Yunnan Kang Mei Jia Pharmaceutical Co., Ltd.
  Beijing Yu Fang Zhou Pharmaceutical Co., Ltd.
  Yunnan Chu Xiong Tian Li Pharmaceutical Co., Ltd.
  Yunnan Dong Jun Pharmaceutical Co., Ltd.,Chu Xiong Branch
  Yunnan Yu Xi Pharmaceutical Co., Ltd.

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

  help curb corrupt practices by pharmaceutical product manufacturers and doctors;
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

Employees

We currently employ 98 individuals full time at our headquarters, located at Number 504, West Ren Min Road, Kunming, City, Yunnan Province, PRC.

Of our 98 employees, we employ 10 people in our finance department, 15 people in our operations department (which includes our purchase and customer service departments), 35 people in our sales department, 4 people in our quality assurance department, 6 people in our information technology department, 4 people in our administration department, and 24 people in our warehouse.

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
  our ability to acquire merchandise, manage inventory and fulfill orders;
  technical difficulties, system downtime or interruptions of our computer system, which we use for product selection, procurement, pricing, distribution and retail management processes;
  the introduction by our competitors of new products;
  the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
  changes in government regulations with respect to pharmaceutical and retail industries; and
  economic and geopolitical conditions in China and elsewhere.

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
  the prevalence and severity of any side effects;
  pharmacological benefit of our products relative to competing products and products under development;
  the efficacy and potential advantages relative to competing products and products under development;
  relative convenience and ease of administration;
  effectiveness of our education, marketing and distribution efforts;
  publicity concerning our products or competing products and treatments; and
  the price for our products and competing products.

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

  greater financial and other resources;
  larger variety of products;
  more extensive and advanced supply chain management systems;
  greater pricing flexibility;
  larger economies of scale and purchasing power;
  more extensive advertising and marketing efforts;
  greater knowledge of local market conditions;
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

We need to maintain sufficient inventory levels to operate our business successfully as well as meet our customers’ expectations. However, we must also prevent accumulating excess inventory. We are exposed to increased inventory risks due to our increased offering of private label products, rapid changes in product life cycles, changing consumer preferences, uncertainty of success of product launches, seasonality, and manufacturer backorders and other vendor-related problems. No assurances can be given that we can accurately predict these trends and events and avoid overstocking or under-stocking products. In addition, demand for products could change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. The purchase of certain types of inventory may require significant lead-time. As we carry a broad selection of products and maintain significant inventory levels for a substantial portion of our merchandise, we may be unable to sell such inventory in sufficient quantities or during the relevant selling seasons. Carrying too much inventory would increase our inventory holding costs, and failure to have inventory in stock when orders are received could cause us to lose such orders or customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct our logistics and distribution business primarily in Yunnan Province, China but also in 18 other provinces, including, Guizhou, Guandong, Guangxi, Hubei, Hunan, Fujian, Hainan, Inner Mongolia, Xingjiang, Heilongjiang, Jilin, Sicuan, Hebei, Shanxi, Zhejiang and Shandong as well as the municipalities of Beijing and Shanghai. Therefore, we are subject to risks specifically related to these regions, including adverse economic effects on these regions, natural disasters, local laws and regulations, including the discretion of provincial and regional price control authorities to authorize price adjustments for our products. Because of our geographic concentration, these risks could have a material adverse effect on our business and could result in significant disruptions to our business or increased operating expenses. In addition, we primarily rely on our warehouse located in Kunming, City, Yunnan Province, to ship our products to our customers. If our warehouse was destroyed or shut down for any reason, we would incur significantly higher costs and delays associated with distribution of products during the time it takes us to reopen or replace our warehouse.

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

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. The PRC government may adopt new laws and regulations applicable to electronic commerce. Currently, there are a few specific internet regulations adopted by the PRC government pertaining to the pharmaceutical industry. Nevertheless, in the future the PRC government may decide to further strengthen the regulation on electronic commerce to ensure pharmaceutical drug orders do not end up in the possession of unlicensed persons. Any such legislation or regulation could dampen the growth of the internet and decrease its acceptance. If such a decline occurs, customers may decide in the future not to use the internet to fulfill their orders for our products. Any new laws or regulations in the following areas could affect our business:

  user privacy;
  the pricing and taxation of products offered over the internet;
  the content of websites;
  copyrights;
  the online distribution of specific material or content over the internet; and
  the characteristics and quality of services offered over the internet.

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

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of our business. Our distribution permit is valid for five years and renewal of such permit is subject to an inspection of our facilities, warehouse, hygienic environment, quality control systems, personnel and equipment. In addition, we possess an Internet Drug Information Service License in Yunnan Province issued by the Yunnan Food and Drug Administration which enables us to provide internet drug transaction services. Such license is valid for five years and will expire in November 2014 and in order to renew the license, we must undergo reexamination. Further, in October 2011, we were awarded the IDTSL, a key national license which permits us to accept orders and transact payments over the internet. The IDTSL is valid for 5 years and will expire on July 17, 2016. In order to renew the IDTSL, we must submit a renewal application to the Yunnan Food and Drug Administration 6 months prior to expiration (by February 17, 2016).

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

As sales of our private label products increasingly account for a substantial portion of our revenue, we consider our brand name and trade names to be valuable assets. Although we currently have no trademarks, under PRC law, we would have the exclusive right to use a trademark for products for which such trademark has been registered with the PRC Trademark Office of State Administration for Industry and Commerce (“SAIC”). In addition, no assurances can be given that we will be able to obtain any trademarks for which we may apply in the future.

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
  our ability to continue to identify new customers;
  our ability to optimize product offerings and increase sales of private label products;
  our ability to control procurement cost and optimize product pricing;
  our ability to control operating expenses;
  our ability to improve reporting systems and procedures;
  information technology system enhancement;
  strengthening of financial and management controls;
  increased marketing, sales and sales support activities; and
  hiring, training and managing of new personnel, including sales personnel.

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

  our future financial condition, results of operations and cash flows;
  general market conditions for capital-raising activities by pharmaceutical companies; and
  economic, political and other conditions in China and elsewhere.

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

  the integration of new operations, services and personnel;
  unforeseen or hidden liabilities;
  the diversion of financial or other resources from our existing businesses;
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

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the M&A Rule. Although we do not believe that our Exchange Transaction, where we indirectly acquired XYT and converted it to a wholly foreign-owned enterprise (“WFOE”), required prior CSRC approval, the interpretation and application of the M&A Rule remains unclear. Accordingly, we cannot assure you that the Exchange Transaction, wherein we indirectly acquired the WFOE, did not require the prior approval of the CSRC. If CSRC approval was required for us to consummate the indirectly acquisition of the WFOE, our failure to obtain or delay in obtaining the CSRC approval would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on our operations in China, restriction or limitation on our ability to pay dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, results of operations and financial conditions. However, the M&A Rule does not stipulate the specific penalties, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

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

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  access to financing; and
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

In particular with respect to VAT, in China, receipts for payment are different from VAT invoices as VAT invoices are issued only when customers require the VAT invoice after payment is made. As such, if a customer does not require a VAT invoice, no VAT invoice would be issued. Input VAT invoices are used to net off the output tax but not allowed to be used alone to reclaim money. The input VAT invoices are only valid for three months from the issue date. Therefore, if output VAT tax is less than input VAT tax, then the surplus input VAT invoices would be wasted. Therefore, businesses are very careful when they require VAT invoices. In this case, as most customers of XYT did not require VAT invoices, XYT postponed the requirement for input VAT invoices from suppliers to such time that customers require output VAT invoices. Therefore, the Company was not obligated to remit such VAT amount to the government taxing authority. Even though the Company has not yet received any notice about any additional VAT taxes owed from the tax office, for the year ended December 31, 2011, XYT had accrued a VAT tax payable balance of US$11,434,702, and if asked to pay such balance immediately by the government taxing authority, it could have adverse effects on our business and financial condition, and we may be subject to potential penalties and fines for not making payments earlier.

Risks Relating to our Securities and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Specifically, we lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Yi Jia Li, has over 10 years of accounting and financial management experience and graduated from Yun Nan University in 1999, majoring in Accounting and Auditing. Ms. Li is a certified Accounting Professional in the PRC, receiving this designation in 2002; however, she does not have a Certified Public Accountant (U.S.) or Certified Management Accountant designation. We will seek to add individual(s) to our Board of Directors and to management positions with additional U.S. GAAP expertise and will continue to provide the current members of the Board of Directors and senior management with educational opportunities to further study U.S. GAAP. To that end, on May 6, 2011, we appointed Mr. Jack Zwick as a member of the Board of Directors. Mr. Zwick was subsequently appointed to our Audit Committee in June 2011. Mr. Zwick is a certified public accountant and founding member of Zwick Maddox & Banyai PLLC, certified public accountants, in Michigan. Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University. He is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants, and previously taught accounting and audit related classes for the Michigan Association of CPAs and Ohio Society of CPAs. As such, Mr. Zwick is very knowledgeable on U.S. GAAP.

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

Our common stock is currently traded under the symbol “FCPG.OB,” but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-

dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

We are obligated to provide contractual anti-dilution protections to certain investors from a prior financing, and such anti-dilution protections may prevent us from attracting future potential investors, and if triggered, may cause dilution to our current shareholders.

Subscribers to our private offering conducted in March and April of 2011 (the “Prior Financing”) are entitled to certain full ratchet anti-dilution protection that may make an investment in our Company unattractive to potential investors. Prior to April 15, 2012, if we agree to issue or actually issue or grant the right to receive any of our common stock or any security convertible into or exchangeable or exercisable for shares of our common stock to a future investor at a price per share or conversion price or exercise price per share which shall be less than the per share purchase price of initially $0.90 offered to investors in the Prior Financing, then the per share price paid by the investors in the Prior Financing shall be reduced to the new lower per share price and the number of shares of common stock issuable to said investors in the Prior Financing shall be automatically increased, and, each investor in the Prior Financing shall have the right to automatically receive, and we shall issue, such number of additional shares of common stock to said investors in accordance with the anti-dilution provisions in the Prior Financing. Such full ratchet anti-dilution protection also extends to the exercise prices of Series A-1 and Series A-2 Warrants issued in the Prior Financing, such that the exercise prices of the Series A-1 and Series A-2 Warrants shall be reduced to the new lower per share price. The additional shares we would have to issue or potentially issue could cause dilution to our then current shareholders and may have an adverse impact on our stock price. The potential dilutive effect of such a financing could deter potential future investors from investing in our Company. If we are unable to raise capital because of such anti-dilution provisions, it may have a material adverse impact on our business and ability to grow.

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

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable.

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

Fiscal Year Ending December 31, 2010	High	Low
Quarter ended March 31, 2010	$-	$-
Quarter ended June 30, 2010	$1.00	$1.00
Quarter ended September 30, 2010	$1.00	$0.80
Quarter ended December 31, 2010	$5.90	$0.80

Fiscal Year Ending December 31, 2011	High	Low
Quarter ended March 31, 2011	$2.09	$0.99
Quarter ended June 30, 2011	$1.35	$0.55
Quarter ended September 30, 2011	$0.66	$0.34
Quarter ended December 31, 2011	$0.17	$0.14

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 26, 2012, there were 41 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the nine months ended December 31, 2011 and 2010, and fiscal years ended March 31, 2011 and 2010. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Transition Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Change in Fiscal Year End

On May 6, 2011, our Board of Directors approved the change in our fiscal year end from March 31 to December 31. As a result of this change, this Transition Report on Form 10-K includes financial information for the nine month transition period from March 31, 2011 to December 31, 2011 (“Transition Period”). References in this Transition Report on Form 10-K to fiscal year 2011 or fiscal 2011 refer to the period of April 1, 2010 through March 31, 2011 and references to fiscal year 2010 or fiscal 2010 refer to the period of April 1, 2009 through March 31, 2010. All amounts presented for the nine months ended December 31, 2010 are unaudited. Subsequent to this Transition Report on Form 10-K, our annual reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

Overview

As a result of the Exchange Transaction, through our wholly-owned subsidiary, XYT, we are now engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals, as well as the wholesale distribution of medicine products, chemical agents, antibiotics, biochemistry drugs and biological preparations to hospitals and the XYT store located at the Company’s distribution facility in Kunming. XYT was founded in November 2002 and is a provincial pharmaceutical distributor that offers approximately 5,000 drugs, of which approximately 1,000 are over-the-counter drugs, approximately 1,000 are prescription drugs, approximately 2,000 are prepared Chinese medicines and approximately 1,000 are supplements. Currently, XYT has approximately 4,700 customers and supplies approximately 10% of such customers’ inventories with a sales network that covers the entire Yunnan Province of China. XYT believes it has a strategic advantage over certain of its competitors in Yunnan Province as it has obtained government approval to fill orders over the internet. XYT received the License of Internet Drug Information Service issued by the Yunnan Food and Drug Administration in October 2009. This license enables XYT to bypass municipal and county pharmaceutical distributors, market XYT’s product line, provide pricing information and provide products directly to XYT customers. Bypassing these layers of distribution enables XYT to offer products to its customers at a significantly lower price than its major competitors while maintaining its margins. In October 2011, we were awarded the IDTSL, a key national license which permits us to accept orders and transact payments over the internet. The new license compliments our existing Internet Drug Information Service License so that we can now market and advertise our products, along with accepting orders and transacting payments, over the internet.

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

Trade receivables

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends.

At December 31, 2011, March 31, 2011, and March 31, 2010, allowance for doubtful accounts were $375,405, -0-, and -0-, respectively.

Inventories

Inventories are finished goods purchased from outsiders of the Company and stated at the lower of cost and net realizable value. Cost is determined using the specific identification basis. The cost of inventories, principally comprising purchase cost and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale. Inventories are processed on a first in, first out basis.

Income taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Equipment

Equipment is stated at cost less depreciation and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation of equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The principal depreciation periods are as follows:

Office equipment	3 years
Other equipment	5 years
Vehicles	5 years

Fair Value

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

  Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

  Level 2 inputs: Inputs, other than quoted prices included in Level 1 that are observable either directly or indirectly; and

  Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

As of March 31, 2011 and December 31, 2011, the Group valued the warrants liability as level three due to significant unobservable inputs.

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the Black-Scholes valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (“ASC 820”) which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income (“OCI”) and its components in the statements of shareholders’ equity. Instead, an entity will be required to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements and the requirement to report reclassification adjustments in interim periods. The amendments in ASU 2011-05 and ASU 2011-12 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

The Company does not anticipate that the adoption of the above recent accounting pronouncements will have a material impact on these financial statements.

Results of Operations

Comparison of the Nine Months Ended December 31, 2011 and 2010, and Fiscal Years Ended March 31, 2011 and 2010

     The following table sets forth certain information regarding our results of operation.

	Years Ended March 31		Nine Months Ended December 31

	2011	2010	2011	2010
				Unaudited
Statements of Operations Data
Sales	$28,999,198	$25,723,902	$46,790,392	$21,021,873
Cost of Sales	(23,749,000)	(21,045,598)	(43,002,049)	(16,242,991)
Gross Profit	5,250,198	4,678,304	3,788,343	4,778,882
Selling, general and administrative expenses, and other expenses	(1,338,716)	(981,382)	(2,524,537)	(190,810)
Derivative gain	(175,555)	-	2,410,149	-
Reversal of value added tax		-	122,907
Reversal of income tax			1,852,016
Income tax expense	(1,085,378)	(934,463)	(728,298)	(1,011,447)
Net Income	2,650,549	2,762,459	4,920,580	3,576,625
Other comprehensive income				342,447
Effects of foreign currency translation conversion	202,391	21,037	(200,901)	(60,907)
Comprehensive income	2,852,940	2,783,496	4,719,679	3,866,876

     Sales

     Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations, and biologicals totaled US$46,790,392 for the nine months ended December 31, 2011, an increase of 123% from US$21,021,873 for the nine months ended December 31, 2010. In fiscal 2011, sales were US$28,999,198 compared to US$25,723,902 in fiscal 2010. This dramatic increase in sales was achieved due to a number of factors, the primary being that the additional capital acquired by the Company enabled us to carry more products in inventory, broaden the product line and obtain exclusivity on certain products. Additionally, the Company held a very successful sales fair where a number of new customers were added, among them several large hospitals. Additions to our sales staff also proved to be very successful in generating sales to existing and new customers.

     Cost of sales

     Cost of sales consists primarily of cost of medicine. Cost of sales for the nine months ended December 31, 2011 increased by 165% to US$43,002,049 from US$16,242,991 for the nine months ended December 31, 2010. In fiscal 2011, cost of sales was US$23,749,000 compared to US$21,045,598 in fiscal 2010. The largest component of our cost of sales is the purchase price for our goods. The primary reason for the increase over 2010 was higher prices charged by drug manufacturers for certain products and increased logistics and distributions cost associated with sales beyond Kunming and Yunnan province.

     We anticipate that through 2012 and beyond, our price for materials and other production costs will continue to increase due to inflation. If our costs of sales increase, this may have a negative effect on our net income because due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

     Gross profit

     Gross profit for the nine months ended December 31, 2011 was US$3,788,343, a decrease of 21%, from US$4,778,882 for the nine months ended December 31, 2010. In fiscal 2011, gross profit was US$5,250,198 compared to US$4,678,304 in fiscal 2010. The reduced margins experienced in 2011 was anticipated and was experienced industry wide as part of the government’s move to increase per capital health care spending. Many of the products sold by XYT had price reductions mandated by the government as part of its overall objective to increase health care costs per capita.

     Selling, general and administrative expenses, and others

     Selling, general and administrative expenses, and others increased by 1223% to US$2,524,537 for the nine months ended December 31, 2011 from US$190,810 for the nine months ended December 31, 2010. In fiscal 2011, selling, general and administrative expenses and others was US$1,338,716 compared to US$981,382 in fiscal 2010. These expenses were significantly higher in 2011 due to the Company building a sales and logistics infrastructure to support significantly increased sales. In addition to the infrastructure costs, the Company retained several purchasing agents that have developed significant relationships with several large hospitals. Public company related costs were in excess of $1 million for the 9 month period ending December 31, 2011. For the period ending December 31, 2010, the Company was only a public reporting company for 3.5 months versus 9 months for 2011.

     Derivative gain/(loss)

     Derivative gain was US$2,410,149 for the nine months ended December 31, 2011. In fiscal 2011, derivative loss was US$175,555. The derivative gain and loss is based on the change in fair value of the warrants on each measurement date.

     Reversal of value added tax and income tax

     Reversal of value added tax was $122,907 and reversal of income tax was $1,852,016 for the nine months ended December 31, 2011. The Company obtained certifications from the local tax bureaus in April 2012 that stated the operating entity XYT is current with its taxes. The Company determined that accruals from 2007 to 2009 are no longer applicable and they were reversed in the current period.

     Income tax expense

     Income tax expense for the nine months ended December 31, 2011 was US$728,298 compared to income tax expense of US$1,011,447 for the nine months ended December 31, 2010. In fiscal 2011, income tax expense was US$1,085,378 compared to US$934,463 in fiscal 2010. In nine months ended December 31, 2011, the Company was able to obtain certifications from local tax bureaus that no taxes were owed in the previous years. Therefore, 2007 to 2009 accruals were recognized as other income.

     Net income/(loss)

     Our net income for the nine months ended December 31, 2011 was US$4,920,580, an increase of 38%, from net income of US$3,576,625 for the nine months ended December 31, 2010. In fiscal 2011, net income was US$2,650,549 compared to US$2,762,459 in fiscal 2010. The main reason for the decrease in the nine months period was due to the increase in income tax provision.

     Effects of foreign currency translation conversion

     We recognized a loss of US$200,901 on the effects of foreign currency conversion for the nine months ended December 31, 2011, as compared to a loss of US$60,907 for the nine months ended December 31, 2010. In fiscal 2011, gain on foreign currency translation conversion was US$202,391 compared to US$21,037 in fiscal 2010. This change is due to differences in exchange rates used during the years for converting from XYT’s functional currency of Renminbi to U.S. dollars for financial reporting purposes.

Liquidity and Capital Resources

     Overview

     As of December 31, 2011, we had cash and equivalents on hand of US$3,641,120, and a working capital deficit of US$2,468,090. We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through December 31, 2012. In order to continue to grow sales the Company will have to obtain additional capital in the form of debt or equity. Additional capital is required to acquire sufficient inventory to meet growing sales and to broaden our product line. Additional capital is also required to facilitate the ability to obtain exclusivity for the distribution of certain pharmaceutical products, as they require the Company to place large consistent orders with drug manufacturers. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

     Our cash needs are primarily for working capital to support our operations, the purchase of inventory and future strategic acquisitions. We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings. We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months. In order to meet our planned growth, we estimate requiring US$6-$10 million in capital. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

     In addition to the US$6-$10 million for growth, XYT will also require financing to expand its product line. The Company completed a financing of $3.6 million (net of fees) and utilized the majority of these proceeds to expand its product line and increase inventory holdings. As the funding fell short of the $5 to $6 million objective for the Company has not been able to expand the product line and increase inventory holdings to fuel growth objectives throughout 2012. The Company’s short term objective is now to broaden our product line from our current 7,500 products to 20,000 by year end. This will allow XYT to not only sell more products to its existing customers, but also attract more customers that currently do not utilize XYT. The bulk of these funds will be utilized to purchase inventory, which will be on a cash basis until a track record is established and net 30 day terms can be negotiated. The broader product line will include significantly more Western drugs as well as traditional Chinese drugs and herbs. In addition, the Company may be required to raise capital in order to make acquisitions in furtherance of its growth plan. Although funds from operations are adequate to conduct the Company’s current operations, it will need to raise capital in order to grow organically or through acquisitions.

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

     Net cash provided by (used in) operating activities

     Net cash provided by operating activities for the nine months ended December 31, 2011 was US$4,629,453, compared to net cash provided by operating activities of US$5,514 for the nine months ended December 31, 2010. In fiscal 2011, net cash provided by operating activities was US$6,821,797 compared to US$5,766,645 in fiscal 2010. The nature of our accounts receivable constitutes outstanding orders from our customers. Our accounts receivable has increased in the year ended December 31, 2011 because of the aggressive increase of sales and marketing efforts of FCPG HK, whose customers are located in mainland China.

     Net cash provided by (used in) investing activities

     Net cash used in investing activities was US$66,654 for nine months ended December 31, 2011, compared to net cash used in investing activities of US$0 for the nine months ended December 31, 2010. In fiscal 2011, net cash used in investing activities was US$3,731 compared to US$2,885 in fiscal 2010. Investment activities relate to the purchase of property, plant and equipment.

     Net cash provided by (used in) financing activities

     Net cash used in financing activities was US$3,686,497 for nine months ended December 31, 2011, compared to net cash provided by financing activities of US$439,000 for the nine months ended December 31, 2010. In fiscal 2011, net cash used by financing activities was US$4,237,733 compared to US$6,358,438 in fiscal 2010. The Company completed a financing of $3.6 million (net of fees) and utilized the majority of these proceeds to expand its product line and increase inventory holdings.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the period ending December 31, 2011 begin on page F-1 and have been examined by our independent accountants, EFP Rotenberg, LLP.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on August 26, 2010, on August 24, 2010, Li & Company, PC resigned as our independent registered public accounting firm, and our Board of Directors approved the appointment of Parker Randall CF (H.K.) CPA Limited (“Parker”) as our independent registered public accounting firm, effective August 25, 2010. As previously disclosed on a Current Report on Form 8-K filed with the SEC on January 20, 2012 (the “January 8-K”), we dismissed Parker as our independent registered public accounting firm, effective January 16, 2012, and our Audit Committee approved the appointment of EFP Rotenberg, LLP as our new independent registered public accounting firm effective January 16, 2012.

In connection with the dismissal of Parker on January 16, 2012, we provided Parker with a copy of the disclosures made in our January 8-K, and requested that Parker furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made in the January 8-K, and if not, stating the respects in which it does not agree. A copy of such letter is attached to our Current Report on Form 8-K/A filed with the SEC on February 22, 2012.

Other than as noted above, in connection with each of these changes in accountants, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

iv)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

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

Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University. He is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants, and previously taught accounting and audit related classes for the Michigan Association of CPAs and Ohio Society of CPAs. The Company believes that Mr. Zwick’s extensive financial and accounting acumen provides considerable practical value to our goals and to the Board.

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

  Director of pharmaceutical section of No. 1 People’s Hospital of Dong Chuan City.
  Director of Pharmaceutical Inspection Department of Dong Chuan City.
  Vice Director of Dong Guan Bureau of Hygiene.
  Director of Dong Guan Science and Technology Committee.
  Director of Kun Ming Pharmaceutical Inspection Department.
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

Family Relationships

Ms. Jing Gong and Mr. Zhen Jiang Wang are married. Other than the foregoing, there are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

Audit Committee

On June 2, 2011, our Board of Directors established an audit committee in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Jack Zwick, as Chairman of the audit committee, and Gregory D. Tse. Both Jack Zwick and Gregory D. Tse satisfy the independence requirements established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission. The Charter of the audit committee of the Board of Directors sets forth the responsibilities of the audit committee. The primary function of the audit committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. Since inception, our audit committee has conducted its business entirely by consent resolutions and has not met, as such.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, except as set forth below, during fiscal year ended December 31, 2011, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements, except that Jack Zwick, one of our directors, filed a late Form 4 on December 8, 2011 with respect to his acquisition of 10,000 shares of our common stock on November 29, 2011.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o First China Pharmaceutical Group, Inc., 800 Bellevue Way, Suite 400, Bellevue, Washington, 98004.

Director Nominations

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Zhen Jiang Wang currently serves as the Company’s principal executive officer and a director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available on our website at: http://www.firstchinapharma.com/

ITEM 11.        EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2011 and 2010 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Zhen Jiang Wang (1)	2011	$9,436	-	-	-	-	-	$6,023,080	$6,032,516
Chairman, Chief
Executive Officer	2010	$9,436	-	-	-	-	-	$12,009,958	$12,019,394
Jing Gong	2011	$9,436	-	-	-	-	-	-	$9,436
President	2010	$9,436	-	-	-	-	-	-	$9,436
Yi Jia Li	2011	$6,416	-	-	-	-	-	-	$6,416
Chief Financial
Officer	2010	$6,416	-	-	-	-	-	-	$6,416
Yong Kang Chen	2011	$4,906	-	-	-	-	-	-	$4,906
Senior Vice
President, Quality
Control	2010	$4,906	-	-	-	-	-	-	$4,906

Former Executive Officers

Roderick
Macutay (2)	2011	$-	-	-	-	-	-	-	$-
Former Director,
President and
Treasurer	2010	$-	-	-	-	-	-	-	$-
Tina Suava (3)	2011	$-	-	-	-	-	-	-	$-
Former Director
and Secretary	2010	$-	-	-	-	-	-	-	$-
Aidan Hwuang (4)	2011	$-	-	-	-	-	-	$150,000	$150,000
Former Director,
President, Chief
Financial Officer
and Secretary	2010	$-	-	-	-	-	-	-	$-

____________________
(1) Pursuant to the Exchange Agreement, the Company has agreed that, beginning with the quarter ending September 30, 2010, the Company will pay to Mr. Wang a bonus payment based on two percent (2%) of the quarterly gross sales of XYT, as calculated and disclosed in the financial statements included in the Company’s filings with the Commission. Such agreement shall provide that the bonus payment shall be made on a quarterly basis, within fifteen (15) days after the filing of a Form 10-K or Form 10-Q with the Commission containing financial statements of the Company. Effective October 8, 2010, pursuant to an Amendment to the Bonus Payment Agreement signed by Mr. Wang, Mr. Wang has agreed to waive any and all right to receive any bonus for the Company’s previous fiscal year ending March 31, 2011. Mr. Wang’s compensation noted under “All Other Compensation” constitutes a re-classification (to comply with U.S. GAAP) of a loan receivable from Mr. Wang to a deemed distribution of a dividend to Mr. Wang, a related party, for the nine months ended December 31, 2011 and 2010.

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

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2011.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Jack Zwick(1)	$14,000	$45,444	$-	$-	$-	$-	$59,444

Gregory D. Tse	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Zwick was appointed May 6, 2011.

On May 6, 2011, we entered into a Board Advisory Agreement with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Company. Pursuant to the Board Advisory Agreement, Mr. Zwick will receive two hundred thousand (200,000) shares of Company common stock, vesting monthly over a period of two years, in connection with his service as a director and a director's fee of $2,000 per month.

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

Security Ownership

The following table sets forth certain information as of March 26, 2012, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 26, 2012, there were 59,664,480 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage
Beneficial Owner(1)	Shares Beneficially Owned	Beneficially Owned

Directors and Executive Officers

Zhen Jiang Wang Chairman and Chief Executive Officer People West Road 504, Room 819 West Ren Min Road Kunming Yunnan Province PRC	15,000,000	25.1%

Jing Gong President People West Road 504, Room 819 West Ren Min Road Kunming Yunnan Province PRC	–	–

Yong Kang Chen Senior Vice President, Quality Control West Circle Road 291 Block B, 2403 Wuhua District Kunming Yunnan Province PRC	–	–

Yi Jai Li Chief Financial Officer News Road No. 447 Kunming Yunnan Province PRC	–	–

Gregory D. Tse Director 1155 Yu Yuan Road Building 4, Suite 103 Shanghai, PRC 200050	–	–

Jack Zwick(2) Director Zwick & Banyai, PLLC 20750 Civic Center Drive Suite 418 Southfield, MI 48075	227,778	*

All Officers and Directors as a Group	15,227,778	25.5%

5% Stockholders

None.

* Less than 1%.
___________________________

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

(2)

Mr. Zwick has entered into that certain Board Advisory Agreement dated May 6, 2011 pursuant to which he has been granted 200,000 shares of the Company’s common stock subject to certain vesting and forfeiture restrictions. As of March 26, 2012, 83,333 shares had vested. Mr. Zwick is also the beneficial owner of 27,778 shares of our common stock and a right to 27,778 shares underlying Series A-1 warrants to purchase our common stock, and 27,778 shares underlying Series A-2 warrants to purchase our common stock.

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

Transfer Agent

Our transfer agent is Securities Transfer Corp., and is located at 2591 Dallas Parkway, Suite 102, Fricso, Texas, 75034. Their telephone number is (469) 633-0101.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers prior to the Closing of the Exchange Transaction and our current directors and executive officers. Other than the specific related party transactions noted below, and except for Aidan Hwuang, who resigned as an executive officer as a condition to the Closing of the Exchange Transaction, and who subsequently resigned as a member of the Company’s Board effective February 15, 2011, our current directors and executive officers were not directors or executive officers of the Company prior to the Closing of the Exchange Transaction, did not hold any position with the Company prior to the Closing of the Exchange Transaction nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Related Party Transactions

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

However, prior to the closing of the Exchange Transaction, the Company and Mr. Wang recognized that continuation of this arrangement, while appropriate and effective for XYT as a private, closely held company, should not continue as XYT became a subsidiary of a publicly traded company with multiple stockholders that would be subject to SEC and U.S. GAAP compliance. Therefore, as part of its evolution into a public company, the Company and Mr. Wang had agreed that after the Exchange Transaction, Mr. Wang should discontinue making payments and collections on behalf of XYT in order to standardize its business operations and set up a structure of effective internal controls as a public company. In fact, Mr. Wang intended to cease collecting receivables in June 2010, however, customers continued to make payments to Mr. Wang despite instructions from Mr. Wang and the Company to the contrary. While the weaning process had begun, it continued for some time for fear of losing key customers, and Mr. Wang only managed to convince all key customers and completely cease the practice of such collections on behalf of XYT as of October 31, 2011. The amounts due from Mr. Wang to us had previously been treated as a loan receivable from a related party to us. To comply with U.S. GAAP, we have reclassified $6,023,080 and $12,009,958 as of March 31, 2011 and March 2010, respectively, as a deemed distribution of a dividend to Mr. Wang, a related party, and therefore a corresponding reduction of retained earnings. Mr. Wang has not repaid any amount of the distribution. There are residual amount due from Mr. Wang for March 31, 2011 and December 31, 2011 as the result of collection and funds advanced to pay for operating costs. The related party receivable from Mr. Wang is $6,719,760 and $7,093,764 for year ended March 31, 2011 and nine months ended December 31, 2011, respectively.

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

Yunnan Chuxiong Tianli Co. is a related party owned by Ms. Gong. During the years ended March, 31, 2010 and 2011, and nine months ended December 31, 2011, the Company recorded sales of $0, $0, and $2,058,344, and purchases of $0, $493,610, and $5,328,417 with Yunnan Chuxiong Tianli Co. In addition, we advanced funds to companies who are directly owned by officers or are owned by relatives of our officers. The total amount related party receivable amounted to $1,987,268 and $4,621,591 for year end March 31, 2011 and nine months ended December 31, 2011.

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

On May 6, 2011, we entered into a Board Advisory Agreement with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Company. Pursuant to the Board Advisory Agreement, Mr. Zwick will receive two hundred thousand (200,000) shares of Company common stock, vesting monthly over a period of two years, in connection with his service as a director and a director's fee of $2,000 per month.

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

Director Independence

During the fiscal year ended December 31, 2011, we had two independent directors on our board, Gregory D. Tse and Jack Zwick. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by EFP Rotenberg LLP, for the fiscal periods shown.

	December 31,	December 31,
	2011	2010
Audit Fees	$175,000	$—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$175,000	$—

The following table shows the fees paid or accrued by us for the audit and other services provided by Parker Randall CF (H.K.) CPA Limited, our former independent registered public accounting firm, for the fiscal periods shown.

	March 31,	March 31,
	2011	2010
Audit Fees	$175,000	$6,500
Audit Related Fees	—	1,500
Tax Fees	—	—
All Other Fees	—	—
Total	$175,000	$8,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2011. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Transition Report:

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

10.14

Cooperation Agreement with Yunnan Chuxiong Tianli Pharmaceutical Co., Ltd. of China as of July 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011)

16.1	Letter from Li & Company, PC, dated August 25, 2010 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on August 26, 2010)

16.2	Letter from Parker Randall CF (H.K.) CPA Limited, dated February 18, 2012 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on February 22, 2012)

21	First China Pharmaceutical Group Limited, a Hong Kong company; Kun Ming Xin Yuan Tang Pharmacies Co. Ltd., a company organized under the laws of the People’s Republic of China

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	License of Internet Drug Information Service (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K/A filed on December 6, 2010)

99.2	Enterprise Legal Person Business License of XYT (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K/A filed on January 19, 2011)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

___________________________
*Filed Herewith
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Registrant)

Date: April 30, 2012	By:	/s/ Zhen Jiang Wang
Zhen Jiang Wang
Chief Executive Officer (Principal
Executive Officer)

Date: April 30, 2012	By:	/s/ Yi Jia Li
Yi Jia Li
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Zhen Jiang Wang	Chief Executive
Zhen Jiang Wang	Officer and Director	April 30, 2012
(Principal Executive Officer)

/s/ Yi Jia Li	Chief Financial Officer	April 30, 2012
Yi Jia Li	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jack Zwick	Director	April 30, 2012
Jack Zwick

/s/ Gregory D. Tse	Director	April 30, 2012
Gregory D. Tse

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Certified Pubic Accountants I 280 Kenneth Drive, Suite 100 I Rochester, New York 14623 I 585.427.8900 I EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
First China Pharmaceutical Group, Inc.

We have audited the accompanying consolidated balance sheet of First China Pharmaceutical Group, Inc. (the "Company") as of December 31, 2011, and the related consolidated statement of income and comprehensive income, stockholders' deficit, and cash flows for nine months ended December 31, 2011. First China Pharmaceutical Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibly is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First China Pharmaceutical Group, Inc. as of December 31, 2011, and the resultsof its operations and its cash flows for the nine months ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

EFP Rotenberg, LLP
Rochester, New York
April 26, 2012

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

/s/ Parker Randall CF

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountant
Hong Kong

June 27, 2011 except for Note (15) to the Consolidated Financial Statements as at July 12, 2011 and except for Note 3 on September 15, 2011.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

		Restated	December 31,
	March 31,	March 31,
	2010	2011	2011

ASSETS
Current Assets
Cash and cash equivalents	$158,766	$2,743,856	$3,641,120
Restricted cash	682,514	1,052,135	1,003,545
Accounts receivable– net	-	324,387	1,776,649
Notes receivable - net	-	369,779	245,677
Related party receivables	-	8,707,028	11,715,355
Prepayments	-	576,805	867,566
Inventories	4,671,322	3,979,901	707,075
Total Current Assets	5,512,602	17,753,891	19,956,987

Non-current Assets
Equipment, net	848	5,140	63,303
Intangible assets, net	2,798	2,052	3,379
Total Non-current Assets	3,646	7,192	66,682

Total Assets	$5,516,248	$17,761,083	$20,023,669

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

		Restated	December 31,
	March 31,	March 31,
	2010	2011	2011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$732,461	$772,010	$-
Accounts payable	-	158,091	1,368,767
Other payables and accrued liabilities	441,831	1,149,042	1,003,635
Value added tax payable	8,477,337	11,238,641	11,434,702
Advance receipts	-	-	510,415
Related party payables	-	3,268,976	191,630
Notes payable	-	2,630,336	2,136,600
Loans payable	-	1,063,956	3,604,981
Income tax payable	2,021,627	3,191,431	2,174,347
Total Current Liabilities	11,673,256	23,472,483	22,425,077

Non-current Liabilities
Convertible promissory notes	-	1,000,724	1,045,907
Warrants –derivative liability	-	2,221,908	639,528
Total Non-current Liabilities	-	3,222,632	1,685,435

Total Liabilities	11,673,256	26,695,115	24,110,512

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value; 100,000,000 shares authorized as of March, 31, 2010; 200,000,000 shares authorized as of March 31, 2011 and December 31, 2011: 4 45,000,000 shares issued and outstanding as of March 31,2010; 58,264,471 as of March 31, 2011 and 59,664,480 as of December 31, 2011 respectively.	45,000	58,264	59,664
Additional paid-in capital	221,101	600,952	727,062
Retained deficit	(6,539,988)	(9,912,518)	(4,991,938)
Accumulated other comprehensive income - foreign currency translation adjustments	116,879	319,270	118,369

Total Stockholders’ Deficit	(6,157,008)	(8,934,032)	(4,086,843)

Total Liabilities and Stockholders’ Deficit	$5,516,248	$17,761,083	$20,023,669

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended		Nine Months Ended December, 31
	March 31,	Restated
	2010	2011	2011
Net sales	$25,723,902	$28,999,198	$46,790,392
Cost of Sales	21,045,598	23,749,000	43,002,049

Gross profit	4,678,304	5,250,198	3,788,343

Selling expenses	790,612	645,396	179,734
Administrative expenses	168,053	889,851	2,125,954

Income from operations	3,719,639	3,714,951	1,482,655

Other income / (expenses)	(23,870)	251,959	(126,304)
Derivative (loss) gain	-	(175,555)	2,410,149
Reversal of value added tax, net	-	-	122,907
Reversal of income tax	-	-	1,852,016
Interest income	12,362	8,922	8,330
Interest expense	(11,209)	(64,350)	(100,875)

Income before tax	3,696,922	3,735,927	5,648,878

Income tax	934,463	1,085,378	728,298

Net Income	2,762,459	2,650,549	4,920,580

Other Comprehensive income

Foreign currency translation adjustments	21,037	202,391	(200,901)

Total Comprehensive Income	$2,783,496	$2,852,940	$4,719,679

Basic Earnings per Common Share
Weighted average number of common shares outstanding	45,000,000	51,249,632	59,625,390

Earnings per share – Basic	$.0619	$.0517	$.0825

Diluted earnings per common share
Adjusted weighted average number of shares	45,000,000	51,392,732	62,661,276

Earnings per share – Diluted	$.0619	$.0517	$.0785

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2010 & 2011 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2011

	Common Stock		Additional	Retained	Other Comprehensive Income Foreign Currency Transaction
	Shares	Amount	Paid-in Capital	Deficit	Adjustment	Total

Balance as of March 31, 2009	45,000,000	$45,000	$221,101	$2,707,511	$95,842	$3,069,454

Net income	-	-	-	2,762,459	-	2,762,459

Foreign currency translation adjustments	-	-	-	-	21,037	21,037
Deemed distribution of dividend	-	-	-	(12,009,958)	-	(12,009,958)
Balance as of March 31, 2010 - restated	45,000,000	45,000	221,101	(6,539,988)	116,879	(6,157,008)

Reorganization of FCPG HK and XYT on reverse acquisition	15,000,000	15,000	-	-	-	15,000

Cancellation of common stock of the Company	(5,000,000)	(5,000)	-	-	-	(5,000)
Issuance of private offering units	3,264,471	3,264	379,851	-	-	383,115
Deemed distribution of dividend	-	-	-	(6,023,079)	-	(6,023,079)

Foreign currency translation adjustments	-	-	-	-	202,391	202,391

Net Income	-	-	-	2,650,549	-	2,650,549

Balance March 31, 2011 – restated	58,264,471	58,264	600,952	(9,912,518)	319,270	(8,934,032)
Issuance of private offering units	1,111,120	1,111	81,121	-	-	82,232
Share-based payment for consultant fee	200,000	200	45,078	-	-	45,278

Share-based payment for service on private offering units	88,889	89	(89)	-	-	-
Net income	-	-	-	4,920,580	-	4,920,580

Foreign currency translation adjustments	-	-	-	-	(200,901)	(200,901)

Balance as of December 31, 2011	59,664,480	$59,664	$727,062	$(4,991,938)	$118,369	$(4,086,843)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

			Nine Months
	Years Ended March 31,		Ended
		Restated	December 31,
	2010	2011	2011

Cash Flows from Operating Activities
Net income	$2,762,459	$2,650,549	$4,920,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,687	4,010	9,237

Provision for bad debts	-	-	621,173
Derivative (loss) gain	-	175,555	(2,410,149)
Share–based payments expense	-	-	45,278
Changes in operating assets and liabilities:
Notes receivable	-	(363,659)	(112,975)
Accountsreceivable	-	(319,018)	(1,798,288)
Prepayments		(509,653)	(228,204)
Inventories	867,297	838,669	3,386,561
Other payable and accrued liabilities	112,342	680,495	(163,501)
Accounts payable	-	155,475	1,193,666
Advance receipts	-	-	505,515
Value added tax payable		2,423,995	(215,722)
Income tax payable	2,016,860	1,085,379	(1,123,718)
Net cash provided by operating activities	5,766,645	6,821,797	4,629,453

Cash Flows from Investing Activities
Purchases of equipment	(2,885)	(3,731)	(66,654)
Net cash used in investing activities	(2,885)	(3,731)	(66,654)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

			Nine Months
	Years Ended March 31,		Ended
		Restated	December 31,
	2010	2011	2011

Cash Flows from Financing Activities
Capital contributions from stockholders	-	1,282	-
Proceeds (repayments) of short term borrowings	730,734	14,012	(792,756)
Proceeds (repayments) of note payable		2,586,799	(584,931)
Net proceeds from convertible notes	-	1,000,724	45,774
Due from related parties	(6,408,267)	(14,486,293)	(2,661,878)
Due to related parties	-	3,214,868	(3,167,028)
Net proceed from private offering units	-	2,723,500	910,000
Net proceeds from loans payables		1,046,345	2,477,825
(Increase) decrease in restricted cash	(680,905)	(338,970)	86,497

Net cash used by financing activities	(6,358,438)	(4,237,733)	(3,686,497)

Effect of foreign currency translation on cash and cash equivalents	2,147	4,757	20,962

Net (decrease)/increase in cash and cash equivalents	(592,531)	2,585,090	897,264

Cash and cash equivalents - beginning of period	751,297	158,766	2,743,856

Cash and cash equivalents at the end of period	$158,766	$2,743,856	$3,641,120

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$11,209	$45,559	$55,692

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

First China Pharmaceutical Group, Inc., (the “Company”), was incorporated in Nevada as of July 31, 2007, and is a public reporting “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of May 14, 2010, the Company amended its Articles of Incorporation to change its name from “E-Dispatch Inc.” to “First China Pharmaceutical Group, Inc.”.

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

On May 6, 2011, the Company's Board of Directors changed the Company’s fiscal year end from March 31 to December 31.

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

The Share Exchange was accounted for as a reverse merger presumed to be effected on January 1, 2010 instead of September 15, 2010. The statements of balance sheet as of December 31, 2011, the statement of income and comprehensive income for the nine months ended December 31, 2011 and the statements of stockholders’ deficit and cash flows for the nine months ended December 31, 2011 have been prepared for the Group.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(a) Basis of Preparation and Presentation (Cont’d)

The consolidated balance sheet as of December 31, 2011, the statement of income and comprehensive income for the nine months ended December 31, 2011 and the statements of stockholders’ equity and cash flows for the nine months ended December 31, 2011 have been prepared for the predecessor, XYT on a comparative basis. Information presented for comparative purposes in the consolidated financial statements is also to be retroactively adjusted to reflect the legal parent’s (the Company’s) legal capital.

The consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the Black-Scholes valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data, requiring the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 13.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(c) Cash and Cash Equivalents

The Group considers all highly liquid investments with initial maturities of six months or less to be cash equivalents. As of March 31, 2010, March 31, 2011, and December 31, 2011, $0-, and -0-, ,$3,112,249, respectively were held under personal named accounts of the officers of the Group, which are used for cash receipts on sales and purchases of inventory.

(d) Restricted Cash

Deposits in banks as security for notes payable that are restricted in use and are classified as restricted cash under current assets.

(e) Trade Receivables

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Group generally does not require collateral from its customers.

The Group maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends.

As of March 31, 2010, March 31, 2011, and December 31, 2011, the allowance for doubtful accounts was -0-, -0-, and $375,405, respectively.

(f) Inventories

Inventories are finished goods purchased from outsiders of the Company and stated at the lower of cost and net realizable value. Cost is determined using the specific identification basis. The cost of inventories, principally comprising purchase cost. Net realizable value is the estimated selling price in the ordinary course of business.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(g) Equipment

Equipment is stated at cost less depreciation and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The principal depreciation periods are as follows:

Office equipment	3 years
Other equipment	5 years
Motor vehicle	5 years

(h) Intangible Assets

Intangible assets are stated at cost less amortization and accumulated impairment loss. The intangible assets of the Group represent purchased software. The intangible assets are amortized over their estimated useful lives of 5-10 years using the straight-line method.

(i) Revenue Recognition

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

Revenues are shown net of applicable value added tax and sales returns.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(j) Income Taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(k) Comprehensive Income

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(l) Foreign Currency Translation

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

Rates applicable to periods presented:

	March 31, 2010	March 31, 2011	December 31, 2011
Balance Sheet
HKD-USD	$0.13	$0.13	$0.13
RMB-USD	$0.15	$0.15	$0.16

Income statement
HKD-USD	$0.13	$0.13	$0.13
RMB-USD	$0.15	$0.15	$0.16

(m) Financial Instruments

The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash and cash equivalents, restricted cash, due from (to) a related party, notes payable, other payable and accrued liabilities and income tax payable approximate their fair values due to the short-term nature of these items. The carrying amounts of short-term and long-term borrowings approximate the fair value based on the Group’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

It is management’s opinion that the Group is not exposed to significant interest, price or credit risks arising from these financial instruments.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (“ASC 820”) which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Group does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income (“OCI”) and its components in the statements of shareholders’ equity. Instead, an entity will be required to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements and the requirement to report reclassification adjustments in interim periods. The amendments in ASU 2011-05 and ASU 2011-12 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Group does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

(o) Condensed Comparative Information

Condensed balance sheets at December 31, 2010 and 2011, and condensed statements of income (loss) for the nine months ended December 31, 2010 and 2011 are as follows:

	Balance Sheets
	December 31,
	2010	2011

	Unaudited
Cash	$1,125,056	$3,641,120
Accounts receivable	2,385,821	1,776,649
Inventory	6,912,658	707,075
All other	18,014,156	13,832,143
Current assets	28,437,691	19,956,987
Non-current assets	4,274	66,682
Total Assets	$28,441,965	20,023,669

Accounts Payable	$10,250	1,368,767
Short-term debt	2,079,395	2,136,600
Value added tax payable	11,179,905	11,434,702
Other current liabilities	4,958,988	7,485,008
Current liabilities	18,228,538	22,425,077
Non-current	862,088	1,685,435
Total Liabilities	19,090,626	24,110,512

Common stock	55,000	59,664
Other equity (deficit)	9,296,339	(4,146,507)

Total liabilities & deficit	$28,441,965	20,023,669

	Statements of Income
	For the 9 Months Ended December 31,
	2010	2011
	Unaudited
Net Sales	$21,021,873	$46,790,392
Cost of Sales	16,242,991	43,002,049
Gross Profit	4,778,882	3,788,343
Selling & Admin	159,798	2,305,687
Income from operations	4,619,084	1,482,656
Other income (expenses)	(31,012)	4,166,223

Income before tax	4,588,072	5,648,879
Tax	1,011,447	728,298
Net income	$3,576,625	$4,920,581

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(p) Business and Economic Risks

The Group participates in a medicine wholesale industry and believes that changes in any of the following areas could have a material adverse effect on the Group’s future financial position, results of operations or cash flows: change in government policy on medicine price control; change in supplier costs; changes in certain strategic relationships or customer relationships; regulatory considerations; and risks associated with the Group’s ability to attract and retain employees necessary to support its growth.

The Company’s operations could be adversely affected by significant political, economic and social uncertainties in the PRC.

(q) Tax Surcharges

The Group incurs tax surcharges in connection with sale of goods to customers. The tax surcharges are calculated based on the Value Added Tax of the transaction. According to ASC 605-45 (“ASC 605-45”), Revenue Recognition: Principal Agent Considerations, the Group includes the tax surcharges in the cost of sales.

(r) Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s) Fair Value Measurements

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

  Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

  Level 2 inputs: Inputs, other than quoted prices included in Level 1 that are observable either directly or indirectly; and

  Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended March 31, 2011 and the nine months ended December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3)

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	December 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants			$639,528	$639,528
Total			$639,528	$639,528

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	March 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants			$2,121,908	$2,121,908
Total			$2,121,908	$2,121,908

(t) Statutory Surplus Reserve

In accordance with the relevant laws and regulations of PRC, XYT is required to allocate 10% of its net income to the statutory surplus reserve after offsetting any prior year losses until the balance reaches 50% of the registered capital. The statutory reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable. As of March 31, 2010 and 2011, and December 31, 2011 the Group has made no reserves.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

3. RELATED PARTIES, DEEMED DISTRIBUTION OF DIVIDEND, PRIOR RESTATEMENT

	As of	As of
	March 31,	December 31,
	2011	2011
	Restated
Due from shareholder	$6,719,760	$7,093,764
Due from related parties	1,987,268	4,621,591
Total due from related parties	$8,707,028	$11,715,355

Due to shareholder	$3,089,716	$191,630
Due to related parties	179,260	-
Total due to related party	$3,268,976	$191,630

Due From Shareholder

The amount due from a shareholder and officer of the Group that represents cash receipts that the shareholder had collected on behalf of XYT. In addition, the Group advanced funds to the shareholder to pay for certain operating costs. The amount due is interest free and unsecured.

Due From Related Parties

The amount due from related parties represents loans and receivables from related party companies that are owned by an officer of XYT. During the years ended March, 31, 2010 and 2011, and nine months ended on December 31, 2011, the Group recorded sales of $0, $0, and $2,058,344, and purchases of $0, $493,610, and $5,328,417 from related parties.

Due to Shareholder and Related Parties

The amount due to shareholder and related parties represent expenses paid by the shareholder and related parties on behalf of the Group.

Deemed Distribution of Dividend

The Group had a loan receivable from a shareholder, in the amount of $18,033,038 as of March 31, 2011 and $12,009,958 as of March 31, 2010, which the SEC had deemed to be treated as a distribution to the related party and therefore a reduction of retained earnings. As a result, the Group has restated the financial statements as of March 31, 2011 and 2010 in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC).

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

3. RELATED PARTIES, DEEMED DISTRIBUTION OF DIVIDEND, PRIOR RESTATEMENT (CON’T)

The following table presents the financial statements accounts which are restated:

	Pre restated	Adjustments	Reclassifications	Post Restated
Year Ended March 31, 2010

Due from related party	$12,009,958	$(12,009,958)	-	$-
Retained earning	5,469,970	(12,009,958)	-	(6,539,988)
Deemed distribution of dividend	-	$12,009,958	-	$12,009,958

	Pre restated	Adjustments	Reclassifications	Post Restated
Year Ended March 31, 2011

Due from related party	$18,033,038	$(18,033,038)	$6,719,760	$6,719,760
Retained earning	7,803,649	(18,033,038)	-	(10,229,389)
Deemed distribution of dividend	$-	$18,033,038	-	$18,033,038

4. CURRENT RESTATEMENTS

The audited financial statements as of and for the year ended March 31, 2011 have been restated to correct the following errors:

a)	The Group discovered in 2012 that there is more inventory than reported at March 31, 2011. The Group increased inventory and due to shareholder for $3,089,716.

b)

The Group discovered in 2012 that it recorded placement costs in expense instead of offsetting the proceeds. The Group decreased additional-paid-in-capital by $492,425 and increased retained earnings by the same amount.

c)

The Group discovered in 2012 that it incorrectly recorded warrants issued in private placement in additional-paid-in-capital. The warrants should be treated under ASC 815-10. The Group decreased additional-paid-in-capital by $2,046,352 and increased derivative liability by the same amount. In connection with this error, the change in fair value of the derivative liability between grant date and March 31, 2011 was calculated to be $175,555. As a result, the Group recorded an adjustment of derivative loss of $175,555.

d)	The Group discovered it incorrectly recorded cash and cash equivalent of $2,003,488 as a prepayment.

e)	The Group corrected a previously calculated discount on convertible notes from equity into convertible promissory notes in the amount of $113,747.

The effects of the restatements to correct the errors and the impact on the consolidated balance sheets, consolidated statement of income and comprehensive income, statement of stockholders’ deficit, and the consolidated statement of cash flows for the year ended March 31, 2011 are presented below.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

4. CURRENT RESTATEMENTS (CON’T)

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011
		As previously
	As restated	reported	Changes
ASSETS
Current Assets

Cash and cash equivalents	$2,743,856	$740,368	2,003,488
	1,052,135
Restricted cash		1,052,135	-
Accounts receivable – net	324,387	324,387	-
Notes receivable	369,779	369,779	-
	8,707,028
Related party receivables		8,707,028	-
Prepayments	576,805	2,580,293	(2,003,488)
Inventories	3,979,901	890,185	3,089,716
Total Current Assets	17,753,891	14,664,175	3,089,716
Non-current Assets
Equipment, net	5,140	5,140	-
Intangible assets, net	2.052	2,052	-
Total Non-current Assets	7,192	7,192	-

Total Assets	$17,761,083	$14,671,367	$3,089,716

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

4. CURRENT RESTATEMENTS (CON’T)

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011
		As previously
	As restated	reported	Changes
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$772,010	$772,010	$-
Accounts payable	158,091	158,091	-
Other payables and accrued liabilities	1,149,042	1,149,042	-
Value added tax payable	11,238,641	11,238,641	-
Related party payables	3,268,976	179,260	(3,089,716)
Notes payable	2,630,336	2,630,336	-
Loans payable	1,063,956	1,063,956	-
Income tax payable	3,191,431	3,191,431	-
Total Current Liabilities	23,472,483	20,382,767	(3,089,716)
Non-current Liabilities
Convertible promissory notes	1,000,724	886,387	(114,337)
Warrants –derivative liability	2,221,908	-	(2,221,908)
Total Non-current Liabilities	3,222,632	886,387	(2,336,245)

Total Liabilities	26,695,115	21,269,154	(5,425,961)
STOCKHOLDERS’ DEFICIT
Common stock 0.001 par value; 200,000,000 shares authorized as of March 31, 2011: 459,264,471 shares issued and outstanding as of March 31, 2011.	58,264	58,264	-
Treasury stock		5,000	5,000
Additional paid-in capital	600,952	3,249,067	2,648,115
Retained deficit	(9,912,518)	(10,229,389)	(316,871)
Accumulated other comprehensive income - foreign currency translation adjustments	319,270	319,270	-

Total Stockholders’ Deficit	(8,934,032)	(6,597,788)	2,336,244
Total Liabilities and Stockholders’ Deficit	$17,761,083	$14,671,366	$(3,089,717)

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

4. CURRENT RESTATEMENTS (CON’T)

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the year ended March 31, 2011
		As previously
	As restated	reported	Changes
Net sales	$28,999,198	$28,999,198	$-
Cost of Sales	23,749,000	23,749,000	-
Gross profit (loss)	5,250,198	5,250,198	-
Selling expenses	645,396	645,396	-
Administrative expenses	889,851	1,382,276	(492,425)
Income from operations	3,714,951	3,222,526	(492,425)
Other income / (expenses)	251,959	251,959	-
Derivative loss	(175,555)	-	175,555
Interest income	8,922	8,922	-
Interest expense	(64,350)	(64,350)	-
Income before tax	3,735,927	3,419,057	(316,870)
Income tax	1,085,378	1,085,378	-
Net Income	2,650,549	2,333,679	(316,870)
Other Comprehensive income
Foreign currency translation adjustments	202,391	202,391
Total Comprehensive Income	$2,852,940	$2,536,070	$(316,870)
Basic Earnings per Common Share
Weighted average number of common shares outstanding	51,249,632	51,249,632	-
Earnings per share - Basic	$.0517	$.0495	$.0022
Diluted earnings per common share
Adjusted weighted average number of shares	51,392,732	51,392,732	-
Earnings per share - Diluted	$.0517	$.0493	$.0022

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

4. CURRENT RESTATEMENTS (CON’T)

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended March 31, 2011
		As previously
	As restated	Reported	Changes

Cash Flows from Operating Activities
Net income	$2,650,549	$2,333,679	$316,870
Adjustments to reconcile net income (loss) to net cash providedby operating activities:
Depreciation and amortization	4,010	4,010	-

Provision for bad debts	-	-	-
Derivative loss	175,555	-	175,555
Share-based payment for placement agent	-	365,914	(365,914)
Changes in operating assets and liabilities:
Notes receivable	(363,659)	(363,659)	-
Accounts receivable	(319,018)	(319,018)	-
Prepayments	(509,653)	(2,513,141)	2,003,488
Inventories	838,669	3,880,840	(3,042,171)
Other payable and accrued liabilities	680,495	680,495	-
Accounts payable	155,475	155,486	(11)
Advance receipts		-	-
Value added tax payable	2,423,995	2,423,995	-
Income tax payable	1,085,379	1,085,379	-
Net cash provided (used) by operating activities	6,821,797	7,733,980	(912,183)

Cash Flows from Investing Activities
Purchases of equipment	(3,731)	(3,731)	-
Net cash used in investing activities	(3,731)	(3,731)	-

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

4. CURRENT RESTATEMENTS (CON’T)

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended March 31, 2011
		As previously
	As restated	Reported	Changes
Cash Flows from Financing Activities
Capital contributions from stockholders	1,282	1,282	-
Proceeds from short term borrowings	14,012	14,012	-
Proceeds from notes payable	2,586,799	2,586,799	-
Net proceeds from convertible notes	1,000,724	1,000,724	-
Due from related parties	(14,486,293)	(14,486,293)	-
Due to related parties	3,214,868	172,697	3,042,171
Net proceed from private offering units	2,723,500	2,850,000	(126,500)
Net proceeds from loans payables	1,046,345	1,046,345	-
(Increase) decrease in restricted cash	(338,970)	(338,970)	-

Net cash used by financing activities	(4,237,733)	(7,153,404)	2,915,671

Effect of foreign currency translation on cash and cash Equivalents	4,757	4,757	-

Net (decrease)/increase in cash and cash equivalents	2,585,090	581,602	2,003,488

Cash and cash equivalents - beginning of period	158,766	158,766	-

Cash and cash equivalents at the end of period	$2,743,856	$740,368	$2,003,488

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$45,559	$45,559	$-

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

5. CONCENTRATION OF CREDIT RISK

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

The Group relies on supplies from numerous vendors. During the nine months ended December 31, 2011, four vendors accounted for approximately 50% of all Group purchases. For the years ended March 31, 2011 and 2010 no single vendor exceeded 5% of the Group’s total purchases.

6. PREPAYMENTS

	As of	As of
	March 31,	December 31,
	2011	2011

Prepayments for materials purchases	$305,117	$699,186
Deposits	150,565	127,469
Prepayments	23,898	9,607
Other receivables	57,373	-
Deferred expenses	39,852	31,304
Total	$576,805	$867,566

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

7. NOTES RECEIVABLE

	March 31,	December
	2011	31, 2011
Botou City JRCC Vacuum Equipment Mfg, Co., 7% Interest, Due 4/25/2012	$-	$126,895
Kunming City DGTW Trading Co., 6.24% Interest, Due 11/30/2013	126,932	119,782
Hebei Eastern Equipment Mfg. Co., interest free, Due 4/20/2012	242,847	251,790
Subtotal	369,779	498,467
Allowance for doubtful accounts	-	(251,790)
Total	$369,779	$245,677

8. EQUIPMENT, NET

	As of March 31,		As of
			December 31,
	2010	2011	2011

Cost
Office equipment	$9,888	$14,042	$34,976
Other equipment	29,719	30,791	34,035
Motor vehicle	21,710	-	44,775

Total cost	61,317	44,833	113,786

Accumulated depreciation	(60,469)	(39,693)	(50,483)

Equipment, net	$848	$5,140	$63,303

Depreciation expense for the years ended March 31, 2010 and 2011, and the nine months ended December 31, 2011 was $4,010, $7,687, and $9,237, respectively.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of		As of
	March 31,		December 31,
	2010	2011	2011

Other payables	$441,831	$618,049	$623,196
Deposits		265,227	55,965
Social insurance payable	-	265,766	324,474

Total	$441,831	$1,149,042	$1,003,635

10. NOTES PAYABLE AND LOANS PAYABLE

The notes payable which were issued by XYT with bank guarantees are secured by the restricted cash. All notes bear interest of 0.5% and are due within three to four months.

	March 31,	December 31,
	2011	2011

Guangfa Bank	$1,264,000	$1,259,000
Shanghai Pufa Development Bank	1,366,336	787,000
Fudian Bank	-	90,600
Total	$2,630,336	$2,136,600

Loans payables were funds advanced from unrelated third parties to XYT. They are non-interest bearing and generally do not include terms of repayment. They are repaid within three months. Imputed interest was not considered material.

	March 31, 2011	December 31, 2011

Individuals	$531,911	$2,708,474
Companies	532,045	896,507
Total	$1,063,956	$3,604,981

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

11. CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, we issued a convertible promissory note in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on October 3, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party (“Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Company to $500,000. As of December 31, 2011, the Company has drawn $495,000 under Note I and no share conversion occurred.

On December 22, 2010, we issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on December 22, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of December 31, 2011, the Company has drawn $500,000 under the Note and no share conversion occurred.

The details of convertible promissory notes as of March 31, 2011 are as follows

	As of March 31, 2011
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	2,848	2,876	5,724

	$497,848	$502,876	$1,000,724

The details of convertible promissory notes as of December 31, 2011 are as follows

	As of December 31, 2011
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	25,326	25,581	50,907

	$520,326	$525,581	$1,045,907

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

12. COMMON STOCK

As of March 31, 2010, the Company had 100,000,000 common shares authorized. On June 25, 2010, the Company’s stockholders approved a proposal to amend the Company’s articles of incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 200,000,000. The effective date of the amendment was June 29, 2010. As of December 31, 2011, the Company had 200,000,000 common shares authorized.

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

On November 11, 2010, total of 5,000,000 shares owned by two shareholders were cancelled.

Issuance of Private Offering Units

Between March 18, 2011 and April 15, 2011, the Group entered into a form of Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Purchasers”) for the issuance and sale of one hundred and fifty four (154) Units of the Company at a purchase price of $25,000 per Unit (the “Private Offering”), for aggregate consideration of $3,850,000.

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

Each of the Purchasers executed an SPA and each Purchaser represented to the Group that such investor is an “accredited investor” as defined in Rule 501(a) of Regulation D of the Securities Act of 1933. The Group expects to use the net proceeds of the Private Offering, totaling $3,633,500 after deducting for certain costs and expenses of the Private Offering, for general corporate purposes, which may include funding working capital needs, marketing, acquisitions and expansion, and to further the operations of the Group. An aggregate of 4,464,480 Shares, 4,464,480 Series A-1 Warrants and 4,464,480 Series A-2 Warrants were issued in connection with the Private Offering.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

13. STOCK PURCHASE WARRANTS

The Group has historically issued warrants to purchase shares of the Group’s common stock in connection with certain of its common stock offerings. Warrants that have anti-dilution price protection provisions are recorded as liabilities of the Group at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period. The following warrants were outstanding during the years ended March 31, 2011, and the nine month transition period ended December 31, 2011:

(i) Series A-1 series warrants to purchase an aggregate of 4,464,481 shares of the Company’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $1.25 per share, all of which remained outstanding as of December 31, 2011; and

(ii)Series A-2 series warrants to purchase an aggregate of 4,464,481 shares of the Company’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $2.00 per share, all of which remained outstanding as of December 31, 2011.

All of the warrants listed above contain anti-dilution provisions that adjust the exercise price of the warrant if the Group issues or sells, or is deemed to have issued or sold, any shares of its common stock or securities exercisable or convertible into shares of common stock for no consideration or for a consideration per share less than the applicable exercise price in effect immediately prior to the time of such issue or sale. In the event of such a subsequent issuance of common stock of the Group, the exercise price of the warrants would be adjusted to the price per share at which the new shares of common stock of the Group are being issued.

The warrants are measured using the Black-Scholes valuation model. The methodology is based, in part, upon inputs for which there is little or no observable market data, requiring the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Group’s best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.

Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Group estimates the volatility of its common stock based on historical volatility using the earliest quoted price available. The risk-free interest rate is based on the U.S. Treasury five year yield curve on the grant date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on management estimation, and the Company anticipates to remain zero. The current price of the stock on the grant date was estimated to be $0.90 due to restrictions placed on the warrants.

The Group evaluated the fair value under binomial method and determined the result of is not significant different than Black-Scholes. The assumptions used by the Company are summarized in the following tables for warrants that were outstanding as of the balance sheet dates presented on our consolidated balance sheets:

	March 31, 2011	December 31, 2011

Current price	$0.90	$0.18
Expected dividend rate	0	0
Expected volatility	63%	115%
Risk free rate	2.11%	2.11%
Expected life	4.00	3.21

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

13. STOCK PURCHASE WARRANTS (CON’T)

The following table summarizes the change in the estimated fair value of the Group’s warrant liabilities (in thousands):

Warrant liabilities
As of March 31, 2010	$-
Warrants issued year ended March 31, 2011	2,046,353
Increase in fair value	175,555
Fair value as of March 31, 2011	2,221,908
Warrants issued nine months ended December 31, 2011	827,769
Decrease in fair value	(2,410,149)
Fair value as of December 31, 2011	$639,528

Share-Based Payment for Consultant Service

As of May 6, 2011, the Group entered into a Board Advisory Agreement (the “Agreement”) with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Company. Pursuant to the Agreement, Mr. Zwick will receive two hundred thousand (200,000) shares of Company common stock, vesting monthly over a period of two years, in connection with his service as a director and a consulting fee of $2,000 per month. The share-based award was valued on May 6, 2011 using the ending market price of common stock. Expense related to the compensation for the nine months ended December 31, 2011 was approximately $45,000.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

14. TAX

Corporate Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate is 25%.

The Group has adopted ASC 740-10, Accounting for Uncertainty in Income taxes. The interpretation addresses the determination of weather tax benefits claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. Tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Group’s income tax expense for the years ended March 31, 2010 and 2011, and the nine months ended December 31, 2011 is summarized below:

	March 31, 2010	March 31, 2011	December 31, 2011

PRC income before tax	$3,696,922	$4,140,121	$4,247,696
Non-PRC income before tax	-	(404,194)	1,401,182
Income before income tax	$3,696,922	$3,735,927	$5,648,878

Income taxes consist of:

	March 31, 2010	March 31, 2011	December 31, 2011
Current tax at the PRC statutory rate	$924,230	$933,982	$1,412,220
Permanent differences – non-taxable income	-	-	(493,731)
Permanent differences – non-deductible expenses	10,233	-	4,811
Permanent differences – derivative (gains) losses	-	43,888	(602,537)
Temporary differences	-	-	155,293
Losses in non-PRC jurisdictions	-	107,508	252,242
Income tax	$934,463	$1,085,378	$728,298

The components of deferred income tax as of March 31, 2010 and 2011, and the nine months ended December 31, 2011

	March 31, 2010	March 31, 2011	December 31, 2011
Non-PRC operating loss carry-forward	$-	$156,564	$252,242
Allowance for bad debt	-	-	155,293
Total	-	$156,564	407,535
Valuation allowance	-	(156,564)	(407,535)
Deferred tax assets, net	$-	$-	$-

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

14. TAX (CON’T)

The Group had accrued Income Tax for XYT. In May 2011, local tax bureaus conducted audits of the Group’s 2010 and the first quarter 2011 income tax returns. No penalty or additional assessment resulted from the audits. In April 2012, the Group obtained certifications from the local tax bureaus stating XYT is current with income tax. The Group evaluated the liabilities under ASC 740, Income Taxes, and determined liabilities from 2007 to 2009 can be relieved. The reversal of the liabilities in the amount of $1,852,016 was recorded in Other Income.

Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price, and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchase of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT on the sales of finished products.

The Group had accrued VAT taxes for XYT. In May 2011, local tax bureaus conducted audits of the Group’s 2010 and first quarter 2011 VAT returns. No penalty or additional assessment resulted from the audits. In April 2012, the Group obtained certifications from the local tax bureaus stating XYT is current with VAT taxes. The Group evaluated the liabilities under ASC 450, Contingencies, and determined liabilities accrued from 2007 to 2009 can be relieved. Significant portion of sales is collected by a shareholder and an officer of the Group. VAT taxes due to the Group associated with those collections are recorded as Due From Shareholder and VAT Payable. No assurance that the VAT will be ultimately collected, therefore the Group reserved the full amount. The bad debt relates to the VAT portion of sales are netted against the reversal of VAT in the statement of income and other comprehensive income. The amount of reversal is $7,859,607, and the current period reserve is $7,736,700, the net effect is $122,907.

15. COMMITMENTS

There was no amount due to commitments and contingencies except that XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2015.

		Payments Due by Period
Contractual Obligations
As of December 31, 2011	2012	2013	2014	2015	Total
Operating Lease Obligations	$21,075	$21,075	$21,075	$21,075	$84,300

Rent Expense for the years ended March 31, 2010 and 2011, and the nine months ended December 31, 2011 were $3,000, $3,000 and $21,000, respectively.

16. SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, antibiotics, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC. The CEO is Company Decision maker.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2011 and DECEMBER 31, 2011

17. EARNINGS PER SHARE

The Group reports basic and diluted earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings/ (loss) per share is computed by dividing net comprehensive income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net comprehensive income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

Basic income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common shares outstanding during the period, using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. Warrants to purchase 8,928,962 shares of common stock were not included in diluted earnings per share for the nine months ended December 31, 2011 due to the exercise price being greater than the average stock price. Common stock equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended March 31,		For the Nine Months
	2010	2011	Ended December 31,
			2011
Net income for common stockholders – basic	$2,762,459	$2,650,549	$4,920,581
Interest expense on convertible notes	-	5,724	50,907
Net income for common stockholders – diluted	$2,762,459	$2,656,273	$4,971,488

Weighted average outstanding shares of common stock – basic	45,000,000	51,249,632	59,625,390
Convertible promissory notes	-	143,100	3,035,886
Weighted average outstanding shares of common stock – diluted	45,000,000	51,392,732	62,661,276

18. RETIREMENT PLAN

The Group contributes on a monthly basis to defined contribution retirement benefit plans organized by relevant municipal and provincial governments. The municipal and provincial governments assume the retirement benefit obligations payable to all existing and future retired employees under these plans. The Group has no further obligation for post-retirement benefits beyond the contributions made. Expenses for years ended March 31, 2010 and 2011, and nine months period ended December 31, 2011 were approximately $20,000, $22,000, and $35,000, respectively.