Form 10-Q
period 2012-03-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-05-18
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-54076

__________________________

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3232809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock at May 15, 2012 was 59,664,480.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Transition Report on Form 10-K for the fiscal year ended December 31, 2011 filed on May 2, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,974,334	$3,641,120
Restricted cash	3,114,603	1,003,545
Accounts receivable– net	1,781,777	1,776,649
Notes receivable– short term - net	85,548	125,895
Related party receivables	16,314,945	11,715,355
Prepayments	2,095,214	867,566
Inventories	671,852	707,075
Total Current Assets	28,038,273	19,837,205

Non-current Assets
Notes receivable – long term	819,931	119,782
Equipment, net	73,344	63,303
Intangible assets, net	4,348	3,379

Total Non-current Assets	897,623	186,464

Total Assets	$28,935,896	$20,023,669

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$1,354,610	$-
Accounts payable	1,385,815	1,368,767
Other payables and accrued liabilities	952,492	1,003,634
Value added tax payable	11,675,736	11,434,702
Advance receipts	1,583,743	510,415
Related party payables	2,736,946	191,630
Notes payable	6,756,757	2,136,600
Loans payable	1,170,636	3,604,981
Income tax payable	3,629,310	2,174,348
Total Current Liabilities	31,246,045	22,425,077

Non-current Liabilities
Convertible promissory notes	1,058,309	1,045,907
Warrants –derivative liability	1,881,520	639,528
Total Non-current Liabilities	2,939,829	1,685,435

Total Liabilities	34,185,874	24,110,512

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value; 200,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 59,664,480 shares issued and outstanding as of March 31, 2012 and December 31, 2011.	59,664	59,664
Additional paid-in capital	744,251	727,062
Retained deficit	(6,157,329)	(4,991,938)
Accumulated other comprehensive income - foreign currency translation adjustments	103,436	118,369

Total Stockholders’ Deficit	(5,249,978)	(4,086,843)

Total Liabilities and Stockholders’ Deficit	$28,935,896	$20,023,669

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months
	Ended March, 31
	2012	2011

Net sales	$12,191,345	$7,384,178
Cost of Sales	11,128,281	6,082,778

Gross profit	1,063,064	1,301,400

Selling expenses	102,256	591,285
Administrative expenses	686,643	549,668

Income (Loss) from operations	274,165	160,447

Other income / (expenses)	35,115	17,463
Derivative loss	(1,241,992)	(175,555)
Interest income	6,116	5,112
Interest expense	(41,973)	(29,528)

Loss before tax	(968,569)	(22,061)

Income tax	196,822	292,483

Net Loss	(1,165,391)	(314,544)

Other Comprehensive loss

Foreign currency translation adjustments	(14,937)	(140,056)

Total Comprehensive Loss	$(1,180,328)	$(454,600)

Basic Loss per Common Share
Weighted average number of common shares outstanding	59,664,480	55,471,535

Earnings per share – Basic	$(0.0195)	$(0.0057)

Diluted Loss per Common Share
Adjusted weighted average number of shares	59,664,480	55,471,535

Earnings per share – Diluted	$(0.0195)	$(0.0057)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Cash Flows from Operating Activities
Net loss	$(1,165,391)	$(314,544)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	5,635	1,803
Provision for bad debts	227,396	-
Derivative loss	1,241,992	175,555
Share–based payments expense	17,189	-
Changes in operating assets and liabilities:
Accounts receivable	6,794	2,663,024
Prepayments	(1,224,672)	(578,316)
Inventories	40,054	1,516,227
Other payable and accrued liabilities	(54,528)	(685,666)
Accounts payable	7,745	148,224
Advance receipts	1,072,388	-
Value added tax payable	1,443,732	52,615
Income tax payable	164,787	295,752
Net cash provided by operating activities	1,783,121	3,274,674

Cash Flows from Investing Activities
Notes receivable	(887,078)	(370,748)
Purchases of equipment	(16,223)	(2,891)
Net cash used in investing activities	(903,301)	(373,639)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Cash Flows from Financing Activities
(Repayments)/proceeds of short term borrowings, including accrued interest	1,357,401	(40,993)
Proceeds from notes payable	4,616,517	1,366,369
Net proceeds from convertible notes	12,402	135,672
Due from related parties	(4,531,099)	(9,244,451)
Due to related parties	2,549,930	3,264,746
Net proceeds from private offering units	-	2,723,500
Net (repayments)/proceeds from loans payable	(2,464,203)	1,066,742
Increase in restricted cash	(2,109,212)	(550,203)

Net cash used by financing activities	(568,264)	(1,278,618)

Effect of foreign currency translation on cash and cash equivalents	21,658	(3,617)

Net increase in cash and cash equivalents	333,214	1,618,800

Cash and cash equivalents - beginning of period	3,641,120	1,125,056

Cash and cash equivalents at the end of period	$3,974,334	$2,743,856

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$41,973	$29,528
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

First China Pharmaceutical Group, Inc. limited (the “FCPG HK”) was incorporated in Hong Kong as of April 29, 2010 under the Companies Ordinance of Hong Kong. As of September 15, 2010, the Company issued 15,000,000 shares in exchange for 100% of the issued and outstanding common stock of FCPG HK. The newly issued shares represented 25% of the Company’s issued and outstanding common stock.

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

On May 6, 2011, the Group's Board of Directors changed the Group’s fiscal year end from March 31 to December 31.

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

The Share Exchange was accounted for as a reverse merger presumed to be effected on January 1, 2010 instead of September 15, 2010. The statements of balance sheets as of March 31, 2012 and December 31, 2011, the statement of income and comprehensive income for the three months ended March 31, 2012 and 2011, the statements of cash flows for the three months ended March 31, 2012 and 2011 have been prepared for the Group.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(a)          Basis of Preparation and Presentation (Cont’d)

The consolidated balance sheets as March 31, 2012 and December 31, 2011, have been prepared for the predecessor, XYT on a comparative basis. Information presented for comparative purposes in the consolidated financial statements is also to be retroactively adjusted to reflect the legal parent’s (the Company’s) legal capital.

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

The accompanying unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in Form 10-K.

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
MARCH 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(c)          Cash and Cash Equivalents

The Group considers all highly liquid investments with initial maturities of six months or less to be cash equivalents. As of March 31, 2012 and December 31, 2011, $3,663,567 and $3,112,249, respectively were held under personal named accounts of certain officers of the Group, which are used for cash receipts from sales and purchases of inventory.

(d)          Restricted Cash

Deposits in banks, as security for notes payable, that are restricted in use and are classified as restricted cash under current assets.

(e)          Trade Receivables

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any potential uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Group generally does not require collateral from its customers.

The Group maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make payments on time. The Group reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Group considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends.

As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $377,920 and $375,405, respectively.

(f)           Inventories

Inventories are finished goods purchased from outsiders of the Group and stated at the lower of cost and net realizable value. Cost is determined using the specific identification basis. The cost of inventories, principally comprising purchase cost. Net realizable value is the estimated selling price in the ordinary course of business.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

When the customers checked and accepted the products, the collection is reasonably assured. Since the nature of the products, the type of their customers and their distribution methods are substantially similar, the revenue recognition policy on all products is the same.

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
MARCH 31, 2012
(Unaudited)

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

Rates applicable to periods presented:

	March 31, 2012	December 31, 2011	March 31, 2011
Balance Sheet
HKD-USD	$ 0.13	$ 0.13	$ 0.13
RMB-USD	$ 0.16	$ 0.16	$ 0.15

Income statement
HKD-USD	$ 0.13	$ 0.13	$ 0.13
RMB-USD	$ 0.16	$ 0.16	$ 0.15

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
MARCH 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n)          Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (“ASC 820”) which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of the guidance did not have a material impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income (“OCI”) and its components in the statements of shareholders’ equity. Instead, an entity will be required to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements and the requirement to report reclassification adjustments in interim periods. The amendments in ASU 2011-05 and ASU 2011-12 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of the guidance did not have a material impact on its consolidated financial statements and disclosures.

(o)          Business and Economic Risks

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

(p)          Tax Surcharges

The Group incurs tax surcharges in connection with sale of goods to customers. The tax surcharges are calculated based on the Value Added Tax of the transaction. According to ASC 605-45, “Revenue Recognition: Principal Agent Considerations”, the Group includes the tax surcharges in the cost of sales.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(q)          Fair Value Measurements

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and the year ended December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3)

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	March 31,
Description	Identical Assets	Inputs	Inputs	2012
Derivative Liability – Warrants			$1,881,520	$1,881,520
Total			$1,881,520	$1,881,520

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	December 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants			$639,528	$639,528
Total			$639,528	$639,528

(r)          Statutory Surplus Reserve

In accordance with the relevant laws and regulations of PRC, XYT is required to allocate 10% of its net income to the statutory surplus reserve after offsetting any prior year losses until the balance reaches 50% of the registered capital. The statutory reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable. As of March 31,2012 and December 31, 2011the Group has made no reserves.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)          Reclassification

Notes receivable of approximately $120,000 was reclassified from current notes receivable current to long-term notes receivable to conform to current period presentation.

3.           RELATED PARTIES

	March 31,	December 31,
	2012	2011

Due from shareholder	$8,732,270	$7,093,764
Due from related parties	7,582,675	4,621,591
Total due from related parties	$16,314,945	$11,715,355

Due to shareholder	$498,476	$191,630
Due to related parties	2,238,470	-
Total due to related party	$2,736,946	$191,630

Due From Shareholder

The amount due from a shareholder and officer of the Group that represents cash receipts that the shareholder had collected on behalf of XYT, which the shareholder pays to the Group. In addition, the Group advanced funds to the shareholder to pay for certain operating costs. The amount due is interest free and unsecured.

Due From Related Parties

The amount due from related parties represents loans and receivables from related party companies that are owned by an officer of XYT. During the three months ended March, 31, 2012 and 2011, the Group recorded sales of $1,659,661 and $-0-, and purchases of $2,640,598, and $-0- from related parties.

Due to Shareholder and Related Parties

The amount due to shareholder and related parties represent expenses paid by the shareholder and related parties on behalf of the Group.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

4.           CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Group to concentrations of credit risk consist primarily of cash and cash equivalents, prepayments, restricted cash and due from related parties. The Group places its cash with financial institutions with high-credit ratings and quality. The Group conducts periodic reviews of the related party financial conditions and payment practices.

The Group has a diverse customer base predominantly in the Yunnan Province. For the three months ended March 31, 2012 three customers exceeded 5% of the Group’s total revenues, one of which is a related party, representing 13% of total revenues. For the three months ended March 31, 2011 there were no customers exceeding 5% of the Group’s total revenues.

The Group relies on supplies from numerous vendors. For the three months ended March 31, 2012 three vendors exceeded 5% of the Group’s total purchases, of which one is a related party, representing 24% of total purchases. For the three months ended March 31, 2011 on vendor exceeded 5% of the Group’s total purchases.

5.           PREPAYMENTS

	March 31,	December 31,
	2012	2011

Prepayments for materials purchases	$1,789,782	$699,186
Deposits	-	127,469
Prepayments	305,432	9,607
Deferred expenses	-	31,304
Total	$2,095,214	$867,566

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

6.           NOTES RECEIVABLE

	March	December
	31, 2012	31, 2011

Botou City JRCC Vacuum Equipment Mfg., Co., uncollateralized note receivable executed on April 15, 2011 due on April 25, 2012. Interest rate at 7%. Principle and accrued interest was paid on due date.	$212,287	$125,895

Hebei Eastern Equipment Mfg. Co., uncollateralized note receivable executed on April 10, 2010 due on April 20, 2012. It is non-interest bearing if principle was repaid on due date.	253,477	251,790

Other, three uncollateralized notes receivable due in 2012. They are non-interest bearing.	100,131	-
Subtotal - short term	565,895	377,685

Allowance for doubtful accounts	(480,347)	(251,790)

Short term –net	85,548	125,895

Kunming City DGTW Trading Co., uncollateralized note receivable executed on November 15, 2009 due on November 30, 2013. The Group agreed to lend up to RMB 1,000,000 or approximately $160,000. Interest rate at the prevailing rate set by People’s Bank of China of similar terms, 6.24% on the date of the loan.	120,585	119,782

Kunming FRK Trading Co., uncollateralized note receivable executed on January 15, 2012. The Group agreed to lend up to RMB 8,000,000 or approximately $1,270,000 between January 20, 2012 and December 20, 2012. Each withdraw is due within three years from the draw date. Interest is at the prevailing rate set by People’s Bank of China of similar terms, 6.9% on the date of the loan.	699,346	-
Subtotal - long term	819,931	119,782

Total	$905,479	$245,677

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

7.           EQUIPMENT

	March 31,	December 31,
	2012	2011
Office equipment	$38,271	$34,976
Other equipment	45,857	34,035
Motor vehicle	45,658	44,775
Total cost	129,786	113,786
Accumulated depreciation	(56,442)	(50,483)
Equipment, net	$73,344	$63,303

Depreciation expense for the three months ended March 31, 2012 and 2011 was $5,635 and $1,803, respectively.

8.           OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31,	December 31,
	2012	2011
Other payables	$625,845	$623,195
Deposits	-	55,965
Social insurance payable	326,647	324,474
Total	$952,492	$1,003,634

9.          NOTES PAYABLE, LOANS PAYABLE AND SHORT TERM BORROWINGS

The notes payable which were issued by XYT with bank guarantees are secured by the restricted cash. All notes bear interest of 0.5% and are due within three to four months. These notes payable are guaranteed by Yunnan Yishang Guaranty Co., a non-related third party for a deposit of approximately $215,000.

	March 31, 2012	December 31, 2011
Guangfa Bank	$-	$1,259,000
Qujing City Commercial Bank	4,119,008	-
Shanghai Pufa Development Bank	2,637,749	787,000
Fudian Bank	-	90,600
Total	$6,756,757	$2,136,600

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

9.          NOTES PAYABLE, LOANS PAYABLE AND SHORT TERM BORROWINGS (CON’T)

Loans payables were funds advanced from unrelated third parties to XYT. They are non-interest bearing and generally do not include terms of repayment. They are repaid within three months. Imputed interest was not considered material.

	March 31,	December 31,
	2012	2011

Individuals	$1,000,219	$2,708,474
Companies	170,417	896,507
Total	$1,170,636	$3,604,981

On March 19, 2012, we issued a promissory note to the Belmont Group Ltd., in the principal amount of $500,000, with interest on the unpaid principle at a rate of 12.0% simple interest per annum. The Note matures on March 19, 2013. As of March 31, 2012, the Group has drawn $150,000 under the Note.

On January 13, 2012, the Group executed a loan agreement with Fudian Bank. The loan carries a variable interest rate adjusted monthly based upon one hundred thirty percent of the prevailing rate set by the Peoples Bank of China. The Group is responsible to pay interest on a monthly basis, and the principal is due on January 6, 2013. The loan is guaranteed by Kunming City DGTW Trading Co., a non-related third party.

The following summarizes short term borrowings at March, 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Fudian Bank	$1,204,018	$-
Belmont Group Ltd.	150,592	-
Total	$1,354,610	$-

10.          CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, we issued a convertible promissory note in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on October 3, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party (“Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Group to $500,000. As of March 31, 2012, the Group has drawn $495,000 under Note I and no share conversion occurred.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

10.          CONVERTIBLE PROMISSORY NOTES (CON’T)

On December 22, 2010, we issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on December 22, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of March 31, 2012, the Group has drawn $500,000 under the Note and no share conversion occurred.

The details of convertible promissory notes as of March 31, 2012 are as follows:

	As of March 31, 2012
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	31,528	31,781	63,309
	$526,528	$531,781	$1,058,309

The details of convertible promissory notes as of December 31, 2011 are as follows:

	As of December 31, 2011
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	25,326	25,581	50,907

	$520,326	$525,581	$1,045,907

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

11.          COMMON STOCK

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

Each of the Purchasers executed an SPA and each Purchaser represented to the Group that such investor is an “accredited investor” as defined in Rule 501(a) of Regulation D of the Securities Act of 1933. The Group used the net proceeds of the Private Offering, totaling $3,633,500 after deducting for certain costs and expenses of the Private Offering, for general corporate purposes. An aggregate of 4,464,480 Shares, 4,464,480 Series A-1 Warrants and 4,464,480 Series A-2 Warrants were issued in connection with the Private Offering.

12.          STOCK PURCHASE WARRANTS

The Group has historically issued warrants to purchase shares of the Group’s common stock in connection with certain of its common stock offerings. Warrants that have anti-dilution price protection provisions are recorded as liabilities of the Group at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period. The following warrants were outstanding as of March 31, 2012 and December 31, 2011:

(i)

Series A-1 series warrants to purchase an aggregate of 4,464,481 shares of the Group’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $1.25 per share, all of which remained outstanding as of March 31, 2012 and December 31, 2011; and

(ii)

Series A-2 series warrants to purchase an aggregate of 4,464,481 shares of the Group’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $2.00 per share, all of which remained outstanding as of March 31, 2012 and December 31, 2011.

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

12.          STOCK PURCHASE WARRANTS (CON’T)

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

Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Group estimates the volatility of its common stock based on historical volatility using the earliest quoted price available. The risk-free interest rate is based on the U.S. Treasury yield with similar terms on the balance sheet date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on management estimation, and the Group anticipates to remain zero. The current price of the stock on the grant date was determined by the closing price of the common stock on the balance sheet date.

The Group evaluated the fair value under binomial method and determined the result of is not significant different than Black-Scholes. The assumptions used by the Group are summarized in the following tables for warrants that were outstanding as of the balance sheet dates:

	March 31, 2012	December 31, 2011
Current price	$0.33	$0.18
Expected dividend rate	0	0
Expected volatility	154%	115%
Risk free rate	0.51%	2.11%
Expected life	3.00	3.21

The following table summarizes the change in the estimated fair value of the Group’s warrant liabilities:

Warrant liabilities
As of March 31, 2010	$-
Warrants issued year ended March 31, 2011	2,046,353
Increase in fair value	175,555
Fair value as of March 31, 2011	2,221,908
Warrants issued nine months ended	827,769
December 31, 2011
Decrease in fair value	(2,410,149)
Fair value as of December 31, 2011	639,528
Increase in fair value	1,241,992
Fair value as of March 31, 2012	$1,881,520

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

12.          STOCK PURCHASE WARRANTS (CON’T)

Share-Based Payment for Consultant Service

As of May 6, 2011, the Group entered into a Board Advisory Agreement (the “Agreement”) with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Group. Pursuant to the Agreement, Mr. Zwick will receive two hundred thousand (200,000) shares of Group common stock, vesting monthly over a period of two years, in connection with his service as a director and a consulting fee of $2,000 per month. The share-based award was valued on May 6, 2011 using the ending market price of common stock. Expense related to the share-based compensation for the three months ended March 31, 2011and March 31, 2012 was approximately $-0- and $17,000, respectively.

13.          TAX

Corporate Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effect on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate is 25%.

The Group has adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Group may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. Tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Group’s income tax expense for the three months ended March 31, 2012 and 2011 is summarized below:

	March 31, 2012	March 31, 2011
PRC income before tax	$559,891	$1,169,930
Non-PRC income before tax	(1,528,460)	(1,147,869)
Income (Loss) before income tax	$(968,569)	$(22,061)

Income taxes consist of:
	March 31, 2012	March 31, 2011
Current tax at the PRC statutory rate	$(242,142)	$(5,516)
Permanent differences – derivative losses	310,498	43,889

Change in valuation allowance	128,466	254,110
Income tax	$196,822	$292,483

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

13.          TAX (CON’T)

The components of deferred income tax as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Non-PRC operating loss carry-forward	$323,859	$252,242
Allowance for bad debt	212,142	155,293
Total	536,001	$407,535
Valuation allowance	(536,001)	(407,535)
Deferred tax assets, net	$-	$-

Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price, and the Group records its revenue net of VAT. A credit is available whereby VAT paid on the purchase of inventory can be used to offset the VAT on the sales.

14.          COMMITMENTS

There was no amount due to commitments and contingencies except that XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2015.

	Payments Due by Period
Contractual Obligations
	2012	2013	2014	2015	Total
Operating Lease Obligations	$21,500	$21,500	$21,500	$2,300	$66,800

Rent Expense for the three months ended March 31, 2011 and 2012 was approximately $5,250 and $9,600, respectively.

15.          SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Group operates in a single segment in the PRC. The CEO is Group’s Decision maker.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

16.          EARNINGS PER SHARE

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

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common shares outstanding during the period, using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants. Warrants to purchase 8,928,962 shares of common stock and convertible notes were not included in diluted earnings per share for the three months ended March 31, 2012 due to net loss. Common stock equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended
	March 31,
	2012	2011
Net loss for common stockholders – basic	$(1,165,391)	$(314,544)
Interest expense on convertible notes	12,402	-
Net loss for common stockholders – diluted	$(1,177,793)	$(314,544)

Weighted average outstanding shares of common stock – basic	59,664,480	55,471,535

Weighted average outstanding shares of common stock – diluted	59,664,480	55,471,535

17.          RETIREMENT PLAN

The Group contributes on a monthly basis to defined contribution retirement benefit plans organized by relevant municipal and provincial governments. The municipal and provincial governments assume the retirement benefit obligations payable to all existing and future retired employees under these plans. The Group has no further obligation for post-retirement benefits beyond the contributions made. Expenses for three months ended March 31, 2012 and 2011 was approximately $6,800 and $20,000, respectively.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

     The following table sets forth certain information regarding our results of operations.

		Three Months Ended March 31
		2012		2011
Statements of Operations Data
Sales	US$	12,191,345	US$	7,384,178
Cost of Sales		11,128,281		6,082,778
Gross Profit		1,063,064		1,301,400
Selling expenses		102,256		591,285
Administrative expenses		686,643		549,668
Other income		35,115		17,463
Derivative loss		1,241,992		175,555
Interest expense, net		35,857		24,416
Income tax		196,822		292,483
Net Loss		1,165,391		314,544
Effects of foreign currency translation conversion		14,937		140,056
Comprehensive loss		1,180,328		454,600

     Sales

     Sales increased from US$7,384,178 for the three months ended March 31, 2011 to US$12,191,345 for the three months ended March 31, 2012, representing an increase of US$4,807,167 or 65%. The increase in sales is primarily a result of the April 2011 financing, which enabled the Company to broaden its product line and increase inventory purchases. The Internet Drug Transaction Service License (IDTSL) enabled the Company to reduce order processing costs and offer certain pharmaceuticals at prices lower than competitors and that has led to increased sales.

     Cost of sales

     Cost of sales increased from US$6,082,778 for the three months ended March 31, 2011 to US$11,128,281 for the three months ended March 31, 2012, representing an increase of US$5,045,503 or 83%. Cost of sales consists primarily of cost of inventory which is directly attributable to the selling of pharmaceutical products. This increase in cost of goods relates to the increase in sales. Sales rose by 63% and the cost of sales had an increase of 83%. The increase of cost of sales was greater than the increase in sales due to the Company’s focus on expanding sales and customer base.

     We anticipate that through 2012 and beyond, the cost to purchase inventory will continue to increase due to inflation. This may have a negative effect on our net income if it cannot be offset by volume purchases due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

     Gross profit

     Gross profit decreased from US$1,304,400 for the three months ended March 31, 2011 to US$1,063,064 for the three months ended March 31, 2012, representing a decrease of US$241,336 or 19%. The decrease in gross profit is due to reasons noted in cost of sales. The reduced margin was anticipated and was experienced by the whole industry as part of the government’s move to increase per capita health care spending by limiting the retail price of drugs on the Essential Drugs List.

     Selling, general and administrative expenses, and others

     Selling, general and administrative expenses, and others decreased by 31% to US$788,899 for the three months ended March 31, 2012 from US$1,140,953 for the three months ended March 31, 2011. In 2011, the Company accrued the quarterly bonus for the CEO in accordance with the compensation agreement. In 2012, the CEO elected to forego the bonus.

     Derivative gain/ (loss)

     Derivative loss was US$1,241,992 for the three months ended March 31, 2012 compared to $175,555 loss for the three month ended March 31, 2011. This loss is a non cash decrease to the income statement that is a result of the Black Scholes derivative valuation of the warrants issued by the Company in relation to the financing in March and April 2011. The valuation of these warrants is required by US GAAP and can produce either a non cash gain or loss; depending upon the fair market value of the common stock. This is a non cash transaction and does not affect the Company’s working capital.

     Income tax expense

     Income tax expense for the three months ended March 31, 2012 was US$196,822 compared to income tax expense of US$292,483 for the three months ended March 31, 2011. The decrease in income tax expense was due to decrease in income before tax of the Company’s Chinese subsidiary.

     Net income/(loss)

     Our net loss for the three months ended March 31, 2012 was US$1,165,391, an increase of $850,847, from net loss of US$314,544 for the three months ended March 31, 2011. This increase was primarily due to the non-cash derivative loss on the valuation of the warrants issued with respect to the April 2011 financing.

     Effects of foreign currency translation conversion

     We recognized a loss of US$14,937 on the effects of foreign currency conversion for the three months ended March 31, 2012, as compared to a loss of US$140,056 for the three months ended March 31, 2011. This change is due to differences in exchange rates used during the years for converting from XYT’s functional currency of Renminbi to U.S. dollars for financial reporting purposes.

Liquidity and Capital Resources

     Overview

     As of March 31, 2012, we had cash and equivalents on hand of US$3,974,334 and a working capital deficit of US$3,207,772. We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through December 31, 2012. In order to continue to grow sales, we will have to obtain additional capital in the form of debt or equity. Additional capital is required to acquire sufficient inventory to meet growing sales and to broaden our product line. Additional capital is also required to facilitate the ability to obtain exclusivity for the distribution of certain pharmaceutical products, as they require the Company to place large consistent orders with drug manufacturers. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

     On March 19, 2012, we issue a Promissory Note to Belmont Group, Ltd., a company organized under the laws of Samoa (“Belmont”), up to an aggregate amount of $500,000 due on or before March 19, 2013 (the “Note”). The Note has an interest rate of 12% per annum. Belmont will provide funds to the Company under the Note through draws, with a maximum of $100,000 per draw. To date, we have drawn $150,000 under the Note.

     On January 13, 2012, we executed a Short-Term Borrowing arrangement with Fudian Bank, a regional bank in the Yunnan Province, for approximately $1,200,000 due on January 6, 2013 (the “Loan”). The Loan has an adjustable monthly interest rate based on one hundred and thirty percent of the prevailing rate set by the People’s Bank of China. The Loan is guaranteed by a non-related third party. The primary purpose of the loan is for purchase of inventory.

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

     Our cash needs are primarily for working capital to support our operations, the purchase of inventory and future strategic acquisitions. We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings. We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months. In order to meet our planned growth, we estimate requiring US$6 to $10 million in capital. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

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

     Further, we may need to pursue direct bank financing or sell additional equity securities to meet our operational cash requirements as we may experience potential shortfalls from not collecting certain receivables from Mr. Wang, our Chairman and Chief Executive Officer, and our liquidity position could be affected such that we will not have the opportunity to use these earnings to fund our operations for any period of time. We are in the process of trying to obtain a line of credit from a bank to be used for the purchase of inventories to cover any potential shortfalls in capital resulting from not collecting the receivables from Mr. Wang. There are no assurances that we will be successful or that we will be presented with terms that will be satisfactory to us.

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

     Net cash provided by (used in) operating activities

     Net cash provided by operating activities for the three months ended March 31, 2012 was US$1,783,121, compared to net cash provided by operating activities of US$3,274,074 for the three months ended March 31, 2011. The decrease in cash provided by operating activities was due to accounts receivable, inventory, prepayments, and advance receipts. The Company focused on collection of outstanding accounts receivable, while maintaining a low level of inventory compared to the prior periods. In addition, as normal business practice, the Company paid deposits to suppliers and collected deposits from customers.

     Net cash provided by (used in) investing activities

     Net cash used in investing activities was US$903,301 for the three months ended March 31, 2012, compared to net cash used in investing activities of US$373,639 for the three months ended March 31, 2011. Investment activities relate to the purchase of equipment and notes receivable from business partners in China.

     Net cash provided by (used in) financing activities

     Net cash used in financing activities was US$568,264 for three months ended March 31, 2012, compared to net cash used by financing activities of US$1,278,618 for the three months ended March 31, 2011. The decrease in net cash used by financing activities was primarily a result of decrease of related party receivables, new short-term borrowings, and an increase of notes payable. The Company executed a new short-term borrowing arrangement to purchase inventory, and issued additional notes payable agreements with local banks to pay suppliers.

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

     At March 31, 2012, allowance for doubtful accounts was $377,920.

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

     As of March 31, 2012, the Company valued the warrants liability as level three due to significant unobservable inputs.

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

Recently Issued Accounting Pronouncements

     In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (“ASC 820”) which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption had no material impact on its consolidated financial statements and disclosures.

     In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income (“OCI”) and its components in the statements of shareholders’ equity. Instead, an entity will be required to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements and the requirement to report reclassification adjustments in interim periods. The amendments in ASU 2011-05 and ASU 2011-12 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption had no material impact on its consolidated financial statements and disclosures.

     We do not anticipate that the adoption of the above recent accounting pronouncements will have a material impact on our financial statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Not Applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A. RISK FACTORS

          Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

ITEM 5. OTHER INFORMATION

          On March 19, 2012, we issue the Note to Belmont, up to an aggregate amount of $500,000, due on or before March 19, 2013. The Note has an interest rate of 12% per annum. Belmont will provide funds to the Company under the Note through draws, with a maximum of $100,000 per draw. To date, we have drawn $150,000 under the Note.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
10.1	Promissory Note with Belmont Group, Ltd. dated March 19, 2012*
10.2	Form of Note Receivable*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: May 18, 2012	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)