Form 10-Q
period 2012-06-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-08-20
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock at August 15, 2012 was 59,664,480.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
		As restated
ASSETS
Current Assets
Cash and cash equivalents	$4,612,869	$3,641,120
Restricted cash	3,750,258	1,003,545
Accounts receivable– net	2,169,844	1,776,649
Accounts receivable from a related party	2,716,908	2,240,261
Notes receivable– short term - net	-	125,895
Due from related parties	686,909	2,277,647
Prepayments	2,938,365	867,566
Prepayments to a related party	2,333,036	-
Inventories	610,258	707,075
Total Current Assets	19,818,447	12,639,758

Non-current Assets
Notes receivable – long term	469,694	119,782
Equipment, net	80,587	63,303
Intangible assets, net	4,047	3,379
Total Non-current Assets	554,328	186,464

Total Assets	$20,372,775	$12,826,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$2,615,114	$-
Accounts payable	1,285,129	1,368,767
Other payables and accrued liabilities	977,544	1,003,634
Value added tax payable	3,339,240	3,930,978
Advance receipts	2,687,531	510,415
Due to shareholder	72,628	191,630
Notes payable	7,267,511	2,136,600
Loans payable	71,328	3,604,981
Income tax payable	2,666,650	2,174,347
Total Current Liabilities	20,982,675	14,921,352

Non-current Liabilities
Convertible promissory notes	1,070,711	1,045,907
Warrants –derivative liability	1,343,053	639,528
Total Non-current Liabilities	2,413,764	1,685,435

Total Liabilities	23,396,439	16,606,787

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value; 200,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 59,664,480 shares issued and outstanding as of June 30, 2012 and December 31, 2011.	59,664	59,664
Additional paid-in capital	761,440	727,062
Retained deficit	(3,948,022)	(4,688,256)
Accumulated other comprehensive income - foreign
currency translation adjustments	103,254	120,965

Total Stockholders’ Deficit	(3,023,664)	(3,780,565)

Total Liabilities and Stockholders’ Deficit	$20,372,775	$12,826,222

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June, 30		Three Months Ended June, 30
	2012	2011	2012	2011
		As restated		As restated

Net sales	$26,223,153	$19,018,642	$14,031,808	$11,634,463
Cost of Sales	23,694,091	16,375,637	12,565,810	10,292,859

Gross profit	2,529,062	2,643,005	1,465,998	1,341,604

Selling expenses	201,265	694,627	99,009	50,504
Administrative expenses	891,148	1,001,928	204,505	475,163

Income from operations	1,436,649	946,450	1,162,484	815,937

Other income	11,425	93,796	(23,119)	74,697
Derivative (loss) income	(703,525)	832,845	538,467	1,008,400
Interest income	16,863	6,307	10,747	1,005
Interest expense	(91,390)	(77,797)	(49,417)	(54,043)
Reversal of value added tax	547,606	170,401	941,692	170,401

Income before tax	1,217,628	1,972,002	2,580,854	2,016,397

Income tax	477,394	581,970	280,572	289,487

Net Income	740,234	1,390,032	2,300,282	1,726,910

Other Comprehensive loss

Foreign currency translation adjustments	(17,711)	(175,190)	(5,740)	(35,134)

Total Comprehensive Income	$722,523	$1,214,842	$2,294,542	$1,691,776

Basic Earnings per Common Share
Weighted average number of common shares outstanding	59,664,480	57,418,241	59,664,480	59,510,035

Earnings per share – Basic	$0.0124	$0.0242	$0.0386	$0.0290

Diluted Earnings per Common Share

Adjusted weighted average number of shares	59,664,480	57,418,241	59,664,480	59,510,035

Earnings per share – Diluted	$0.0124	$0.0242	$0.0386	$0.0290

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended

	June 30, 2012	June 30, 2011
		As restated
Cash Flows from Operating Activities
Net income	$740,234	$1,390,032
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	11,537	2,932
Derivative loss (income)	703,525	(832,845)
Share–based payments expense	34,378	11,332
Changes in operating assets and liabilities:
Accounts receivable	(381,036)	2,471,349
Accounts receivable from a related party	(461,280)	-
Prepayments	(2,068,237)	(289,881)
Prepayments to a related party	(2,337,222)	-
Inventories	102,111	4,891,254
Other payable and accrued liabilities	(29,887)	(892,564)
Accounts payable	(93,809)	1,680,759
Advance receipts	2,177,327	114,745
Value added tax payable	(621,263)	(6,958,519)
Income tax payable	477,442	365,849
Net cash (used) provided by operating activities	(1,746,180)	1,954,443

Cash Flows from Investing Activities
Notes receivable	(222,640)	(667,066)
Purchases of equipment	(29,039)	(11,766)
Net cash used in investing activities	(251,679)	(678,832)

Cash Flows from Financing Activities
Proceeds (repayments) / of short term borrowings,
including accrued interest	2,619,528	(54,470)
Proceeds of note payable	5,124,647	1,420,605
Net proceeds from convertible notes	24,804	143,477
Due from related parties	1,610,599	(4,837,384)
Due to shareholder	(120,603)	126,477
Net proceed from private offering units	-	3,633,500
(Repayments)/proceeds from loans payable	(3,566,097)	1,942,472
Increase in restricted cash	(2,744,375)	(568,857)
Net cash provided by financing activities	2,948,503	1,805,820

Effect of foreign currency translation on cash and cash equivalents	21,105	10,102

Net increase in cash and cash equivalents	971,749	3,091,533

Cash and cash equivalents - beginning of period	3,641,120	1,125,056

Cash and cash equivalents at the end of period	$4,612,869	$4,216,589

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$61,489	$23,461
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

On May 6, 2011, the Group's Board of Directors changed the Group’s fiscal year end from March 31 to December 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a)      Basis of Preparation and Presentation

The condensed consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Group, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile. The accompanying condensed financial statements reflect necessary adjustments recorded in the books of account of the Group to present them in conformity with US GAAP.

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on May 1, 2012 (the 2011 Annual Report). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The as consolidated balance sheet information as of December 31, 2011 (except for restated amounts) was derived from the audited consolidated financial statements included in Form 10-K except the restatements included in Note 4.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          b)      Use of Estimates

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the Black-Scholes valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data, requiring the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 11.

          c)      Cash and Cash Equivalents

The Group considers all highly liquid investments with initial maturities of six months or less to be cash equivalents. As of June 30, 2012 and December 31, 2011, $4,132,363 and $3,112,249, respectively were held under personal named accounts of certain officers of the Group, which are used for cash receipts from sales and purchases of inventory.

          d)      Accounts Receivable

As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $378,118 and $375,405, respectively.

          e)      Revenue Recognition

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          f)      Foreign Currency Translation

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

Rates applicable to periods presented:

	June 30, 2012	December 31, 2011	June 30, 2011
Balance Sheet
HKD-USD	$ 0.13	$ 0.13	-
RMB-USD	$ 0.16	$ 0.16	-

Income statement
HKD-USD	$ 0.13	-	$ 0.13
RMB-USD	$ 0.16	-	$ 0.15

          g)      Recent Accounting Pronouncements

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          h)      Business and Economic Risks

The Company’s operations could be adversely affected by significant political, economic and social uncertainties in the PRC.

          i)      Fair Value Measurements

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2012 and the year ended December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3)

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	June 30,
Description	Identical Assets	Inputs	Inputs	2012
Derivative Liability – Warrants	$-	$-	$1,343,053	$1,343,053
Total	$-	$-	$1,343,053	$1,343,053

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	December 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants	$-	$-	$639,528	$639,528
Total	$-	$-	$639,528	$639,528

          j)      Liquidity

Cash and cash equivalents on June 30, 2012 was approximately $4.6 million. The Group has negative working capital of approximately $1.2 million. The Group intends to meet its cash requirements through the use of existing cash on hand and short-term borrowing.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          k)      Earnings per share

Basic and diluted earnings (loss) per common share was calculated by dividing the net income (loss) applicable to common stock for the period by the weighted-average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. Warrants and convertible promissory notes were not included in the dilutive calculation because the exercise price was less than the average market price for June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011
Warrants	8,928,962	8,928,962
Convertible promissory notes	182,021	1,885,665
Total	9,110,983	10,814,627

          l)      Reclassification

The Group reclassified certain items in the December 31, 2011 and June 30, 2011 condensed consolidated financial statements for comparative purposes to conform to the current year presentation.

3. RELATED PARTIES

	June 30,	December 31,
	2012	2011

Accounts Receivable From a Related Party	$2,716,908	$2,240,261

Prepayments to a Related Party	$2,333,036	$-

Due From Related Parties	$686,909	$2,277,647

Due to Shareholder	$72,628	$191,630

Accounts Receivable From a Related Party And Prepayments to a Related Party

The Group conducts business with a medicine manufacturer majority owned by an officer of XYT. The Group sells natural herbs as raw materials and purchases patented Chinese drugs as finished goods from the related party. The amount receivable from the related party represents the net sales to the related party . The prepayments to the related party represents prepayments for inventory. Sales to related party are as follows:

	Six Months Ended		Three Months Ended
	June, 30		June, 30
	2012	2011	2012	2011

Net sales	$22,005,380	$19,018,642	$11,473,696	$11,634,463
Sales to a related party	4,217,773	-	2,558,112	-
Total Sales	$26,223,153	$19,018,642	$14,031,808	$11,634,463

Due From Related Parties

The amount due from related parties represents: 1) loans made out to companies majority owned by an officer of XYT due on December 31, 2012 with an interest rate comparable to the prime rate set by the People's Bank of China to be paid upon maturity; 2) loans to companies that are owned by individuals related to a shareholder of the Group that were repaid in 2012; and 3) advances to officers of XYT to pay for purchases and operating expense during the normal course of business.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

3. RELATED PARTIES (CONT'D)

Due to Shareholder

The amount due to shareholder and officer represents expenses paid by the shareholder and officer on behalf of the Group, and rent the Group collected on behalf of the shareholder.

4. RESTATEMENTS

The unaudited financial statements for the six and three months ended June 30, 2011 have been restated to correct the following errors:

1. The Group discovered in May 2012 that an adjustment to sales of approximately $700,000 and cost of sales of approximately $1,500,000 was reflected in the statement of operations for the three months ended March 31, 2011, which subsequently affected the statement of operations for six months ended June 30, 2011. The sales and cost of sales were related to operations in December 2010.

2. The Group discovered in April 2012 that it incorrectly recorded warrants issued in private placement in additional-paid-in-capital. The warrants should be treated under ASC 815-10. The Group decreased additional-paid-in-capital by approximately $3,000,000 and increased derivative liability by the same amount. In connection with this error, the change in fair value of the derivative liability between grant date and June 30, 2011 was calculated to be $832,845. As a result, the Group recorded an adjustment to derivative gain of the same amount.

3. The Group corrected an under-accrual of income tax liability of approximately $290,000. In addition, the Group corrected the Value Added Tax reserve, which was offset against reversal of prior year's reserve based on the tax certification the Group obtained from the tax bureau. The net impact was approximately $170,000.

4. The Group discovered in April 2012 that it incorrectly recorded a discount on convertible notes in equity. The Group corrected a previously calculated discount on convertible notes from equity into convertible promissory notes in the amount of $113,747.

5. The Group discovered in June 2012 that it had incorrectly treated warrants and promissory notes as having a dilutive effect in the earnings per share calculation for six and three months ended June 30, 2011. Due to the average market price was more than the exercise price, those instruments should have been excluded from the dilutive calculation.

6. The Group discovered in June 2012 that it had incorrectly calculated the other comprehensive income for the six and three months ended June 30, 2011 because of differing exchange rates were used. In addition, the change in other comprehensive income should be an expense instead of an income. Therefore, the Group corrected the change in other comprehensive income by approximately $358,000 for the six months ended June 30, 2011 and approximately $184,000 for the three months ended June 30, 2011.

The audited financial statements as of December 31, 2011 have been restated to correct the following errors:

7. The Group discovered in June 2012 that it had overstated the Value Added Tax liability for the nine months ended December 31, 2011 due to incorrect assumptions used in estimating the Group's overall exposure. In addition, the 2010 Value Added Tax accrual should be reversed pursuant to the tax certificate the Group received in 2012. Therefore, the Group had reduced the liability by approximately $7.5 million.

8. The Group discovered in June 2012 that it had incorrectly recorded amount under Due From Shareholder due to the factor described above. The Value Added Tax prior to 2011 was recorded under Due From Shareholder due to consideration that the shareholder collected cash receipts on the Group's behalf. Therefore, the Group had reduced the Due From Shareholder by approximately $7.2 million.

9. The Group had discovered in June 2012 that the above two restatements had a net income statement impact of approximately $300,000.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

4. RESTATEMENTS (CONT'D)

	Six Months Ended June 30, 2011
	As restated	Reported	Changes
Net sales	$19,018,642	$19,727,527	$(708,885)
Cost of Sales	16,375,637	17,891,272	(1,515,635)
Gross profit	2,643,005	1,836,255	806,750
Selling expenses	694,627	694,627	-
Administrative expenses	1,001,928	1,001,928	-
Income from operations	946,450	139,700	806,750
Other income / (expenses)	93,796	93,796	-
Derivative income	832,845	-	832,845
Interest income	6,307	6,307	-
Interest expense	(77,797)	(77,797)	-
Reversal of value added tax	170,401	-	170,401
Income before tax	1,972,002	162,006	1,809,996
Income tax	581,970	293,967	288,003
Net Income (Loss)	1,390,032	(131,961)	1,521,993
Other Comprehensive income (loss)
Foreign currency translation adjustments	(175,190)	183,076	(358,266)
Total Comprehensive Income	$1,214,842	$51,115	$1,163,727
Basic Earnings per Common Share
Weighted average number of common shares outstanding	57,418,241	57,418,241	-
Earnings per share - Basic	$0.0242	$(0.0009)	$0.0265
Diluted earnings per common share
Adjusted weighted average number of shares	57,418,241	62,132,501	(4,714,260)
Earnings per share - Diluted	$0.0242	$(0.0008)	$0.0263

	Three Months Ended June 30, 2011
	As restated	Reported	Changes
Net sales	$11,634,463	$11,634,463	$-
Cost of Sales	10,292,859	10,292,859	-
Gross profit	1,341,604	1,341,604	-
Selling expenses	50,504	50,504	-
Administrative expenses	475,163	475,163	-
Income from operations	815,937	815,937	-
Other income / (expenses)	74,697	74,697	-
Derivative income	1,008,400	-	1,008,400
Interest income	1,005	1,005	-
Interest expense	(54,043)	(54,043)	-
Reversal of value added tax	170,401	-	170,401
Income before tax	2,016,397	837,596	1,178,801
Income tax	289,487	214,210	75,277
Net Income	1,726,910	623,386	1,103,524
Other Comprehensive income (loss)
Foreign currency translation adjustments	(35,134)	149,492	(184,626)
Total Comprehensive Income	$1,691,776	$772,878	$918,898
Basic Earnings per Common Share
Weighted average number of common shares outstanding	59,510,035	59,510,035	-
Earnings per share - Basic	$0.0290	$0.0130	$0.0185
Diluted earnings per common share
Adjusted weighted average number of shares	59,510,035	68,363,699	(8,853,664)
Earnings per share - Diluted	$0.0290	$0.0116	$0.0199

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

4. RESTATEMENTS (CONT'D)

	Six Months ended June 30, 2011
	As restated	reported	Changes
Cash Flows from Operating Activities
Net income	$1,390,032	$(131,961)	$1,521,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,932	2,932	-
Provision for bad debts
Interest expense on convertible notes	-	8,477	(8,477)
Derivative loss (income)	(832,845)		(832,845)
Share–based payments expense	11,332	11,332	-
Changes in operating assets and liabilities:
Accounts receivable	2,471,349	1,018,641	1,452,708
Due from related parties	-	(4,991,949)	4,991,949
Other receivable	-	1,636,187)	1,636,187
Deferred expenses	-	(700,705)	700,705
Prepayments	(289,881)	4,937,108)	4,647,227
Inventories	4,891,254	5,724,717	(833,463)
Other payable and accrued liabilities	(892,564)	901,077	(1,793,641)
Notes payable	-	1,394,991	(1,394,991)
Accounts payable	1,680,759	-	1,680,759
Advance receipts	114,745	-	114,745
Value added tax payable	(6,958,519)	-	(6,958,519)
Income tax payable	365,849	293,967	71,882
Net cash provided by (used in) operating activities	1,954,443	(3,041,776)	4,996,219

Cash Flows from Investing Activities
Notes receivable	(667,066)	-	(667,066)
Additions to intangibles	-	(95,000)	95,000
Purchases of equipment	(11,766)	(11,766)	-
Net cash used in investing activities	(678,832)	(106,766)	(572,066)

Cash Flows from Financing Activities
Proceeds (repayments) / of short term borrowings, including accrued interest	(54,470)	(52,457)	(2,013)
Proceeds of note payable	1,420,605	-	1,420,605
Net proceeds from convertible notes	143,477	135,000	8,477
Due from related parties	(4,837,384)	-	(4,837,384)
Due to related parties	126,477	-	126,477
Net proceed from private offering units	3,633,500	3,528,230	105,270
Net (repayments)/proceeds from loans payable	1,942,472		1,942,472
Increase in restricted cash	(568,857)	(570,867)	2,010
Net cash provided by financing activities	1,805,820	3,039,906	(1,234,086)
Effect of foreign currency translation on cash and cash equivalents	10,102	10,102	-
Net increase in cash and cash equivalents	3,091,533	(98,534)	3,190,067
Cash and cash equivalents - beginning of period	1,125,056	1,125,056	-
Cash and cash equivalents at the end of period	$4,216,589	$1,026,522	$3,190,067

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

4. RESTATEMENTS (CONT'D)

	December 31,	December 31,
	2011	2011
	As restated	Reported	Change
ASSETS
Current Assets
Cash and cash equivalents	$3,641,120	$3,641,120	$-
Restricted cash	1,003,545	1,003,545	-
Accounts receivable– net	1,776,649	1,776,649	-
Notes receivable– short term - net	125,895	125,895	-
Due from related parties	2,277,647	9,475,094	(7,197,447)
Receivable from related party	2,240,261	2,240,261	-
Prepayments	867,566	867,566	-
Inventories	707,075	707,075	-
Total Current Assets	12,639,758	19,837,205	(7,197,447)

Non-current Assets
Notes receivable – long term	119,782	119,782	-
Equipment, net	63,303	63,303	-
Intangible assets, net	3,379	3,379
Total Non-current Assets	186,464	186,464	-

Total Assets	$12,826,222	$20,023,669	(7,197,447)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$-	$-	-
Accounts payable	1,368,767	1,368,767	-
Other payables and accrued liabilities	1,003,634	1,003,634	-
Value added tax payable	3,930,978	11,434,703	(7,503,725)
Advance receipts	510,415	510,415	-
Due to shareholder	191,630	191,630	-
Notes payable	2,136,600	2,136,600	-
Loans payable	3,604,981	3,604,981	-
Income tax payable	2,174,347	2,174,347	-
Total Current Liabilities	14,921,352	22,425,077	(7,503,725)

Non-current Liabilities
Convertible promissory notes	1,045,907	1,045,907	-
Warrants –derivative liability	639,528	639,528	-
Total Non-current Liabilities	1,685,435	1,685,435	-

Total Liabilities	16,606,787	24,110,512	(7,503,725)

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value; 200,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 59,664,480 shares issued and outstanding as of June 30, 2012 and December 31, 2011.	59,664	59,664	-
Additional paid-in capital	727,062	727,062	-
Retained deficit	(4,688,256)	(4,991,938)	303,682
Accumulated other comprehensive income - foreign currency translation adjustments	120,965	118,369	2,596

Total Stockholders’ Deficit	(3,780,565)	(4,086,843)	306,278

Total Liabilities and Stockholders’ Deficit	$12,826,222	$20,023,669	(7,197,447)

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

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

The Group has a diverse customer base predominantly in the Yunnan Province. For the six months ended June 30, 2012 three customers exceeded 5% of the Group’s total revenues, one of which is a related party, represented 16% of total revenues. For the six months ended June 30, 2011 there were no customers exceeding 5% of the Group’s total revenues.

The Group relies on supplies from numerous vendors. For the six months ended June 30, 2012 three vendors exceeded 5% of the Group’s total purchases, of which one is a related party, represented 20% of total purchases. For the six months ended June 30, 2011 no vendor exceeded 5% of the Group’s total purchases.

6. PREPAYMENTS

	June 30, 2012	December 31, 2011
Deposit	$213,983	$127,469
Prepayments for materials purchases	2,656,290	699,186
Deferred expenses	-	31,304
Other prepaid	68,092	9,607
Total	$2,938,365	$867,566

7. NOTES RECEIVABLE

	June 30,	December
	2012	31, 2011

Botou City JRCC Vacuum Equipment Mfg., Co., uncollateralized note receivable executed on April 15, 2011 due on April 25, 2012. Interest rate at 7%. Principle and accrued interest was paid on due date.	$-	$125,895
Hebei Eastern Equipment Mfg. Co., uncollateralized note receivable executed on April 10, 2010 due on April 20, 2012. It is non-interest bearing if principle was repaid on due date.	-	251,790

Other, three uncollateralized notes receivable due in 2012. They are non-interest bearing.	-	-
Subtotal - short term	-	377,685

Allowance for doubtful accounts	-	(251,790)

Short term –net	-	125,895

Kunming City DGTW Trading Co., uncollateralized note receivable executed on November 15, 2009, renewed on June 28, 2012, matures on June 28, 2015. The Group agreed to lend up to RMB 8,000,000 or approximately $1.3 million. Interest rate at the prevailing rate set by People’s Bank of China of similar terms, 6.24% on the date of the loan. Interest will be accrued and paid upon maturity.	469,694	119,782
Subtotal - long term	469,694	119,782
Total	$469,694	$245,677

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

8. NOTES PAYABLE, LOANS PAYABLE AND SHORT TERM BORROWINGS

The notes payable which were issued by XYT with bank guarantees are secured by the restricted cash. All notes bear interest of 0.5% and are due within three to four months. These notes payable are guaranteed by Yunnan Yishang Guaranty Co., a non-related third party for a deposit of approximately $215,000.

	June 30,2012	December 31,2011
Guangfa Bank	$-	$1,259,000
Qujing City Commercial Bank	2,639,129	-
Shanghai Pufa Development Bank	4,121,162	787,000
Fudian Bank	507,220	90,800
Total	$7,267,511	$2,136,800

Loans payables were funds advanced from unrelated third parties to XYT. They are non-interest bearing and generally do not include terms of repayment. They are repaid within three months. Imputed interest was not considered material.

	June 30, 2012	December 31, 2011

Individuals	$-	$2,708,474
Companies	71,328	896,507
Total	$71,328	$3,604,981

The following summarizes short term borrowings at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Yunnan Hengan Investment Co.	$1,255,370	$-
Fudian Bank	1,204,647	-
Belmont Group Ltd.	155,097	-
Total	$2,615,114	$-

On March 19, 2012, the Group issued a promissory note to the Belmont Group Ltd., in the principal amount of $500,000, with interest on the unpaid principle at a rate of 12.0% simple interest per annum. The Note matures on March 19, 2013. As of June 30, 2012, the Group has drawn $150,000 and owes additional accrued interest of $5,097 under the Note.

On January 13, 2012, the Group executed a loan agreement with Fudian Bank for approximately $1,200,000. The loan carries a variable interest rate adjusted monthly based upon one hundred thirty percent of the prevailing rate set by the Peoples Bank of China. The Group is responsible to pay interest on a monthly basis, and the principal is due on January 6, 2013. The loan is guaranteed by Kunming City DGTW Trading Co., a non-related third party.

On June 8, 2012, the Group entered into a lending agreement with Yunnan Hengan Investment Co. for approximately $1,600,000 of which $1,255,370 has been drawn down. The loan matures on December 8, 2012. Interest rate is based on prevailing interest rate set by the People’s Bank of China, with comparable terms.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

9. CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, the Group issued a convertible promissory note in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on October 3, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party (“Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Group to $500,000. As of June 30, 2012, the Group has drawn $495,000 under Note I and no share conversion occurred.

On December 22, 2010, the Group issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on December 22, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of June 30, 2012, the Group has drawn $500,000 under the Note and no share conversion occurred.

The details of convertible promissory notes as of June 30, 2012 are as follows:

	As of June 30, 2012
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	37,668	38,043	75,711
	$532,668	$538,043	$1,070,711

The details of convertible promissory notes as of December 31, 2011 are as follows:

	As of December 31, 2011
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	25,326	25,581	50,907
	$520,326	$525,581	$1,045,907

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

10. COMMON STOCK

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

11. STOCK PURCHASE WARRANTS

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

(i)

Series A-1 warrants to purchase an aggregate of 4,464,481 shares of the Group’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $1.25 per share, all of which remained outstanding as of March 31, 2012 and December 31, 2011; and

(ii)

Series A-2 warrants to purchase an aggregate of 4,464,481 shares of the Group’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $2.00 per share, all of which remained outstanding as of March 31, 2012 and December 31, 2011.

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

11. STOCK PURCHASE WARRANTS (CONT'D)

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

The Group evaluated the fair value under binomial method and determined the result of is not significant different than Black-Scholes. The assumptions used by the Group are summarized in the following tables for warrants that were outstanding as of the balance sheet dates:

	June 30, 2012	December 31, 2011
Current price	$0.33	$0.18
Expected dividend rate	0	0
Expected volatility	154%	115%
Risk free rate	0.51%	2.11%
Expected life	3.00	3.21

The following table summarizes the change in the estimated fair value of the Group’s warrant liabilities:

Warrant liabilities
As of March 31, 2010	$-
Warrants issued year ended March 31, 2011	2,046,353
Increase in fair value	175,555
Fair value as of March 31, 2011	2,221,908
Warrants issued nine months ended	827,769
December 31, 2011
Decrease in fair value	(2,410,149)
Fair value as of December 31, 2011	639,528
Increase in fair value	703,525
Fair value as of June 30, 2012	$1,343,053

12. SHARE-BASED PAYMENT FOR CONSULTANT SERVICE

As of May 6, 2011, the Group entered into a Board Advisory Agreement (the “Agreement”) with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Group. Pursuant to the Agreement, Mr. Zwick will receive two hundred thousand (200,000) shares of Group common stock, vesting monthly over a period of two years, in addition to his service fee of $2,000 per month. The share-based award was valued on May 6, 2011 using the ending market price of common stock. Expense related to the share-based compensation for the six months ended June 30, 2012 and June 30, 2011 was approximately $34,000 and $10,000, respectively.

The Group had added two new board members. They were each awarded 100,000 shares over two years in connection with their service as of June 26, 2012. No expense was recorded for six months ended June 30, 2012. The Group valued the share-based award using the ending market price of common stock as of June 26, 2012. The Group anticipates the monthly expense to be approximately $2,000.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

13. TAX

Corporate Income Tax (“CIT”)

The Group has fully reserved against deferred tax asset, and the income tax expense for the six months ended June 30, is summarized as follows:

	June 30, 2012	June 30, 2011
Expected tax expense at the PRC statutory rate of 25%	$304,407	$493,000
Change in valuation allowance	325,053	151,220
Permanent differences	(152,066)	(62,250)
Tax expense	$477,394	$581,970

Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price, and the Group records its revenue net of VAT. A credit is available whereby VAT paid on the purchase of inventory can be used to offset the VAT on the sales. In addition, the Group had estimated a VAT liability based on sales that excluded small scale taxpayors. The liability is relieved upon receiving a tax bureau certification indicating the Group's tax status is current.

14. COMMITMENTS AND CONTINGENCIES

The Group had established financing for four of its customers to improve their ability to purchase products from the Group. The Group serves as the guarantor, with additional collateral provided by Kunming City DGTW Trading Co., a non-related third party. The maximum amount for each loan is RMB 1,000,000. In accordance with the agreements, the Group maintains a deposit of RMB 200,000 for each loan at the lending financial institution.

Due to city-wide reconstruction and expansion of space, the Group entered into a lease agreement effective September 1, 2012. The future minimum annual payment will be approximately RMB 900,000, or approximately $143,000. The lease expires on August 30, 2013.

Rent Expense for the six months ended June 30, 2012 and 2011 was approximately $25,000 and $15,000 respectively.

15. RETIREMENT PLAN

The Group contributes on a monthly basis to defined contribution retirement benefit plans organized by relevant municipal and provincial governments. The municipal and provincial governments assume the retirement benefit obligations payable to all existing and future retired employees under these plans. The Group has no further obligation for post-retirement benefits beyond the contributions made. Expenses for six months ended June 30, 2012 and 2011 was approximately $10,000 and $22,000, respectively.

16. SUBSEQUENT EVENT

In August 2012, the Group entered into a loan agreement with the Bank of Communications for RMB 12,000,000 or approximately $2,000,000 to purchase inventory. The loan carries an annual interest rate of 9.17% with monthly interest payment. The principal is due within one year.

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

          As a result of the Exchange Transaction, through our wholly-owned subsidiary, XYT, we engage in drug logistics and distribution in Yunnan Province, China. We distribute medicines to local distributors, pharmacies, hospitals, and clinics. XYT carries approximately 7,500 products, of which approximately 1,500 are over-the-counter drugs, approximately 1,500 are prescription drugs, approximately 3,000 are Chinese patent medicines, and approximately 1,500 are supplements. Currently, XYT services approximately 5,800 customers through a sales network that covers the entire Yunnan Province of China. XYT has a strategic advantage over its competitors in Yunnan Province because XYT obtained government approval to conduct business over the internet. XYT received the License of Internet Drug Information Service issued by the Yunnan Food and Drug Administration in October 2009. This license enables XYT to bypass municipal and county pharmaceutical distributors, market XYT’s product line, provide pricing information and provide products directly to retailers. Bypassing these layers of distribution enables XYT to offer products to its customers at a significantly lower price than its major competitors while maintaining its margins. In October 2011, we were awarded the IDTSL, a key national license which permits us to accept orders and transact payments over the internet. The new license complements our existing Internet Drug Information Service License that enables us to market and advertise our products, along with accepting orders and transacting payments, over the internet.

          We are focused to expand our customer base within Yunnan province and to expand of our product selection. We will grow our customer base through leveraging our online platform. The IDTSL offers us broad national exposure to an audience that for the first time can now directly access, submit orders and transact payments for purchases from our product catalogue over the internet. We will expand our inventory through short term financing. The additional inventory will allow XYT to not only sell more products to our existing customers, but also attract more customers that currently do not purchase from XYT.

          Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Six Months Ended June 30, 2012 and 2011

          The following table sets forth certain information regarding our results of operations.

	Six Months Ended June 30
	2012	2011
Statements of Operations Data
Sales	$26,223,153	$19,018,641
Cost of Sales	23,694,091	16,375,637
Gross Profit	2,529,062	2,643,004

Selling and administrative expense	1,092,412	1,696,555
Other income & (expenses), net	(63,103)	22,307
Derivative (gain) loss	703,525	(832,845)
Reversal of value added tax	547,606	170,401
Income tax	477,394	581,970
Net Income	740,234	1,390,032

          Sales

          Sales increased from $19.0 million for the six months ended June 30, 2011 to $26.2 million for the six months ended June 30, 2012, representing an increase of $7.2 million or 38%. The majority of our sales remain in patented Chinese herbal medicine. The increase can be attributed to three factors. Our internet platform enables existing customers to place more orders more frequently. In addition, our customers ordered more products from us due to our expanded inventory. The number of sales orders we processed increased by 100% for the six months in 2012 compare to 2011. Lastly, our Chinese natural herb product line in 2012 was more mature than 2011.

          Cost of sales

          Cost of sales increased from $16.4 million for the six months ended June 30, 2011 to $23.7 million for the six months ended June 30, 2012, representing an increase of $7.3 million or 45%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. This increase in cost of goods is directly related to the increase in sales.

          We anticipate that through 2012 and beyond, our price for materials and other production costs will continue to increase. This may have a negative effect on our net income if it cannot be offset by volume purchases due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

          Gross profit

          Gross profit decreased from $2.6 million for the six months ended June 30, 2011 to $2.5 million for the six months ended June 30, 2012, representing a decrease of approximately $100,000 or 4%. The decrease in gross margin is attributed to two factors. The Chinese government is going through medical reform with one of the goals is to control retail drug prices. It had negatively impacted our margin because the ceiling placed on our retailer customer base. In addition, in 2012, the Company is focusing to increase net income through volume instead of high margin products. Two factors drove our gross margin down amid an increase in sales.

          Selling, general and administrative expenses

          Selling, general and administrative expenses decreased by 31% to $1 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011. The decrease was due to professional fees incurred in 2011 related to the private placement.

          Derivative gain/ (loss)

          Derivative loss was approximately $703,000 for the six months ended June 30, 2012 compared to approximately $832,000 gain for the six months ended June 30, 2011. It is the result of the Black-Scholes derivative valuation of the warrants issued by the Company in relation to the private placement in April 2011. The valuation of these warrants is required by US GAAP and can produce either a non cash gain or loss; depending upon the fair market value of the common stock. This is a non cash transaction and does not affect the Company’s working capital.

          Value added tax

          The value added tax reserve was approximately $547,000 for the six months ended June 30, 2012 compared to approximately $170,000 for the six months ended June 30, 2011. The Company establishes a reserve for the current period VAT, while offsetting it with prior period reserve reversals. The reversal of prior reserves occurs once the Company obtains tax bureau certifications that indicates the Company is current with its VAT tax. For the six months ended June 30, 2012 and 2011, the reversal of value added tax exceeded current period accrual, which resulted in a source of income.

          Income tax expense

          Income tax expense for the six months ended June 30, 2012 was $477,000 compared to income tax expense of $582,000 for the six months ended June 30, 2011. The provision for income tax represents income tax owed in China. The decrease is due to decreased income before tax of XYT. In addition, our effective rate changed from 30% for the six months ended June 30, 2012 to 38% for the six months ended June 30, 2011 due to change in our valuation allowance for the deferred tax asset for loss carryforwards of FCPG HK and FCPG.

          Net income/(loss)

          Our net income for the six months ended June 30, 2012 was approximately $740,000, a decrease of 47%, from net income of approximately $1,390,000 for the six months ended June 30, 2011. The decrease is attributed to the fluctuation of derivative liability.

Comparison of the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30
	2012	2011
Statements of Operations Data
Sales	$14,031,808	$11,634,463
Cost of Sales	12,565,810	10,292,859
Gross Profit	1,465,998	1,341,604
Selling and administrative expenses	303,514	525,667
Other income & (expenses), net	(61,789)	21,659
Derivative gain	538,467	1,008,400
Reversal of value added tax	941,692	170,401
Income tax	280,572	289,487
Net Income	2,300,282	1,726,910

          Sales

          Sales increased from $11.6 million for the three months ended June 30, 2011 to $14.0 million for the three months ended June 30, 2012, representing an increase of $2.4 million or 21%. The increase for this quarter was not as significant as the increase in the first quarter of 2012. The main reason that limited the Company's ability to expand sales in the second quarter was due to changes in the regulations. In April 2012, the State Food and Drug Administration (SFDA) issued a standard for the allowable level of chromium contained in medicine capsules. The pharmaceutical industry had to adjust the existing process to conform to the new standard. In addition, in May 2012, SFDA began a nationwide quality and safety test of medicine capsules. Both contributed to the uncertainty within the pharmaceutical market. As a result, the sales growth in the second quarter was not as significant as the first quarter.

          Cost of sales

          Cost of sales increased from $10.3 million for the three months ended June 30, 2011 to $12.6 million for the three months ended June 30, 2012, representing an increase of $2.3 million or 22%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. This increase in cost of goods is proportional to the increase in sales. Sales rose by 21% and the cost of goods had a corresponding increase of 22%.

          Gross profit

          Gross profit increased from $1.34 million for the three months ended June 30, 2011 to $1.47 million for the three months ended June 30, 2012, representing an increase of approximately $124,000 or 9%. The increase is primarily due to increase in sales while maintaining our gross margin. Our gross margin for 2012 was 10% compared to 12% in 2011. The decrease in gross margin was due to government medical reform and our focus on volume versus high margin products. We anticipate the margin to be in the range of 8% - 10% in the future.

          Selling, general and administrative expenses

          Selling, general and administrative expenses decreased by 42% to $304,000 for the three months ended June 30, 2012 from $526,000 for the three months ended June 30, 2011. In 2011, we incurred significant professional fees related to our private placement.

          Derivative gain/ (loss)

          Derivative gain was $538,000 for the three months ended June 30, 2012 compared to $1 million for the three month ended June 30, 2011. It is the result of the Black-Scholes derivative valuation of the warrants issued by the Company in relation to the private placement in April 2011. The valuation of these warrants is required by US GAAP and can produce either a non cash gain or loss; depending upon the fair market value of the common stock. This is a non cash transaction and does not affect the Company’s working capital.

          Value added tax

          The value added tax reserve was approximately $942,000 for the three months ended June 30, 2012 compared to approximately $170,000 for the three months ended June 30, 2012. The Company establishes a reserve for the current period VAT, while offsetting it with prior period reversals. The reversal of prior reserves occurs once the Company obtains tax bureau certifications that indicates the Company is current with its VAT tax. For the three months ended June 30, 2012 and 2011, the reversal of prior reserve exceeded current period accrual, which resulted in a source of income.

          Income tax expense

          Income tax expense for the three months ended June 30, 2012 was $281,000 compared to income tax expense of $289,000 for the three months ended June 30, 2011. The provision for income tax represents income tax owed in China. The decrease is due to decreased income before tax of XYT. In addition, our effective rate changed due to change in our valuation allowance for the deferred tax asset of FCPG HK and FCPG.

          Net income/(loss)

          Our net income for the three months ended June 30, 2012 was $2.3 million, an increase of 33%, from net income of $1.7 million for the three months ended June 30, 2011. The decrease is primarily attributed to the fluctuation of the derivative liability.

Liquidity and Capital Resources

          Overview

          As of June 30, 2012, we had cash and equivalents on hand of $4.6 million and a working capital deficit of $1.2 million. We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through the next 12 months. In order to continue our growth, we will have to obtain additional capital in the form of debt or equity. We are currently seeking both short term working capital as well as significant amounts of long term capital to execute our business plan and ultimately expand the business throughout China.

          Additional capital is required to acquire sufficient inventory to meet growing sales and to broaden our product line. Additional capital is also required to facilitate the ability to obtain exclusivity for the distribution of certain pharmaceutical products, as they require the Company to place large consistent orders with drug manufacturers. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

          In 2012, we arranged for the following short term loan agreements to fund our operations:

          On March 19, 2012, we issued a Promissory Note to Belmont Group, Ltd., a company organized under the laws of Samoa (“Belmont”), up to an aggregate amount of $500,000 due on or before March 19, 2013 (the “Note”). The Note has an interest rate of 12% per annum. Belmont will provide funds to the Company under the Note through draws, with a maximum of $100,000 per draw. To date, we have drawn $150,000 under the Note.

          On January 13, 2012, we executed a loan agreement with Fudian Bank for approximately $1,200,000. The loan carries a variable interest rate adjusted monthly based upon one hundred thirty percent of the prevailing rate set by the Peoples Bank of China. The Company is responsible to pay interest on a monthly basis, and the principal is due on January 6, 2013. The loan is guaranteed by Kunming City DGTW Trading Co., a non-related third party.

          On June 8, 2012, we entered into a lending agreement with Yunnan Hengan Investment Co. for approximately $1,600,000. The loan matures on December 8, 2012. Interest rate is based on prevailing interest rate set by the People’s Bank of China, with comparable terms.

          On August 13, 2012, subsequent to our quarter ended June 30, 2012, we entered into a loan agreement with the Bank of Communications for approximately $2,000,000 to purchase inventory. The loan carries an interest rate of 9.17% with monthly interest payment. The principal is due within one year.

          Substantially all of our revenues are earned by XYT, our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent company. Pursuant to PRC regulations, dividends, interests, rent or royalties payable by a foreign-invested enterprise (FIE) to its foreign non-resident investors are subject to a 10% withholding tax unless such foreign investors' jurisdiction has a tax treaty with China that provides for a reduced tax rate. XYT is wholly owned by FCPG HK, which falls under Hong Kong jurisdiction. Hong Kong has a tax treaty with China that reduces the withholding to 5% under certain condition. Dividends are only allowed to be paid out of accumulated earnings determined in accordance with PRC accounting standards, less any statutory reserve funds that are required by law. XYT had not distributed any profits previously. If we decide to distribute profits in the future, XYT will comply with the relevant rules to withdraw statutory reserve funds which will be no lower than 10% of the total amount of profits after payment of tax.

          Our cash needs are primarily for working capital to support our operations and purchase of inventory. We presently finance our operations through revenue from the sale of our products and services and short-term bank borrowings. We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months. In order to meet our planned growth, we estimate requiring US$6 to $10 million in capital. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

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

          Net cash provided by (used in) operating activities

          Net cash used in operating activities for the six months ended June 30, 2012 was $1.7 million, compared to net cash provided by operating activities of $1.9 million for the six months ended June 30, 2011. In 2012, we began to improve our business operations by requiring customers to prepay before we place orders at the suppliers. As a result, we saw significant increase to prepayments and advance receipts.

          Net cash used in investing activities

          Net cash used in investing activities was $252,000 for the six months ended June 30, 2012, compared to net cash used in investing activities of $679,000 for the six months ended June 30, 2011. Investment activities, relate to the purchase of equipment, and finance our notes receivable.

          Net cash used in financing activities

          Net cash provided by financing activities was $2.9 million for six months ended June 30, 2012, compared to net cash used in financing activities of $1.8 million for the six months ended June 30, 2011. In 2012, we paid off a significant amount of our loans payable. In addition, due to increase notes payable at our suppliers' request, we were required to increase our restricted cash. Our restricted cash is released once the notes payable are cleared, which is usually within three to four months.

Off-Balance Sheet Arrangements

          As of June 30, 2012, we are not parties to any off-balance sheet arrangements.

Critical Accounting Policies

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note 2 — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

iii)

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

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A. RISK FACTORS

          Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Subsequent to our quarter ended June 30, 2012, on August 14, 2012, we issued 360,000 shares of Company common stock to Mr. Greg Tse in connection with Mr. Tse’s service on our Board of Directors and in accordance with Mr. Tse’s Board Advisory Agreement. The issuance of the shares to Mr. Tse was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, and comparable state securities law exemptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

ITEM 5. OTHER INFORMATION

          Board Advisory Agreement with Greg Tse

          Subsequent to our quarter ended June 30, 2012, on August 14, 2012, we entered into a Board Advisory Agreement (the “Agreement”) with Mr. Greg Tse. Pursuant to the Agreement, in consideration for serving on the Company’s Board of Directors, Mr. Tse will receive: (a) three hundred and sixty thousand (360,000) shares of Company common stock, vesting as to two hundred and seventy thousand (270,000) shares immediately, 45,000 shares on September 1, 2012 and the remaining 45,000 shares on January 1, 2013, subject to Mr. Tse’s continuous service; and (b) a consulting fee of two thousand five hundred dollars ($2,500) per month. The payment to Mr. Tse of his monthly fee is contingent upon the Company closing an equity or debt financing of at least $2,000,000.

          Loan for Purchase of Inventory

          Subsequent to our quarter ended June 30, 2012, on August 13, 2012, we entered into a loan agreement with the Bank of Communications in the PRC for approximately $2,000,000, to purchase inventory. The loan carries an annual interest rate of 9.17% with monthly interest payments. The principle is due within one year.

          Audit Committee’s Conclusion as to Non-Reliance on Previously Issued Financial Statements

          On August 15, 2012, the Audit Committee of the Company’s Board of Directors, after consultation with management of the Company, including the Company’s Chief Financial Officer, concluded that the Company’s audited consolidated financial statements included in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2011 (the “2011 Transition Report”) filed with the Securities and Exchange Commission (“SEC”) on May 2, 2012, and the Company’s consolidated unaudited financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “2012 Quarterly Report”) filed with the SEC on May 18, 2012, should be restated to correct certain errors and should no longer be relied upon.

          The Company’s Audit Committee, in consultation with management, concluded that the financial statements included with the 2011 Transition Report and the 2012 Quarterly Report contained certain errors, including (i) an overstatement of the Value Added Tax liability; (ii) an incorrect recording of warrants issued in a private placement in additional-paid-in-capital; (iii) an under-accrual of income tax liability; (iv) an incorrect recording of a discount on convertible notes in equity; (v) an incorrect treatment of warrants and promissory notes as having a dilutive effect in the earnings per share calculation; and (vi) an incorrect calculation of the other comprehensive income for the three and six months ended June 30, 2011 because differing exchange rates were used.

          The Company’s Audit Committee discussed the foregoing issues, findings and conclusions with EFP Rotenberg, LLP, the Company’s independent certifying accountant (“EFP”).

          In conjunction with EFP, the Company is working diligently to complete the restatement of the above-referenced 2011 Transition Report and 2012 Quarterly Report. The Company expects to file an amended 2011 Transition Report and an amended 2012 Quarterly Report, containing restated financial statements, by no later than September 1, 2012. However, there can be no assurance that such filings will be made within this period.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
10.1	Board Advisory Agreement with Greg Tse dated August 14, 2012*
10.2	Promissory Note with Belmont Group, Ltd. dated March 19, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2012).
10.3	Form of Note Receivable (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2012).
10.4	Lease Agreement effective September 1, 2012*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	Interactive data files pursuant to Rule 405 of Regulation S-T**

______________
* Filed herewith
**To be provided by amendment

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: August 20, 2012	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)