Form 10-Q/A
period 2012-06-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-08-21
CIK 1432254

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to First China Pharmaceutical Group, Inc.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated June 1, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on June 30, 2010).
10.1	Board Advisory Agreement with Greg Tse dated August 14, 2012.*
10.2	Promissory Note with Belmont Group, Ltd. dated March 19, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2012).
10.3	Form of Note Receivable (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2012).
10.4	Lease Agreement effective September 1, 2012.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

____________________
* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: August 21, 2012	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer