Form 10-K/A
period 2011-03-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-11-19
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 4 to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on July 14, 2011 and amended on September 19, 2011, November 7, 2011 and December 2, 2011 (collectively, the “Original Form 10-K”) to correct certain errors in our consolidated financial statements included with the Original Form 10-K. As discussed in the Company’s Current Report on Form 8-K filed on May 2, 2012, the Audit Committee of the Company’s Board of Directors, after consultation with management of the Company, including the Company’s Chief Financial Officer, concluded that the Company’s audited consolidated financial statements included in the Original Form 10-K should be restated to correct certain errors and should no longer be relied upon.

The following sections have been amended, without limitation:

•	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	Item 8.	Financial Statements and Supplementary Data

Except for the amended disclosures noted above, the information in this Form 10-K/A has not been updated to reflect events that occurred after July 14, 2011, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged. The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

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

Results of Operations

Comparison of the Years Ended March 31, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Years Ended March 31
	2011	2010
Statements of Operations Data
Sales	$28,999,198	$25,723,902
Cost of Sales	(23,749,000)	(21,045,598)
Gross Profit	5,250,198	4,678,304
Selling, general and administrative expenses, and other expenses	(1,669,789)	(981,382)
Derivative loss	(1,716,112)	-
Income tax expense	(1,085,378)	(934,463)
Net Income	778,919	2,762,459
Effects of foreign currency translation conversion	202,391	21,037
Comprehensive income	981,3100	2,783,496

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

Derivative loss

Derivative loss was $1,716,112 for the year ended March 31, 2011. This loss is a non cash decrease to the income statement that is a result of the Black-Scholes derivative valuation of the warrants issued by the Company in relation to the financing in March 2011. The valuation of these warrants is required by US GAAP and can produce either a non cash gain or loss; depending upon the fair market value of the common stock. This is a non cash transaction and does not positively affect the Company’s working capital.

Income tax expense

Income tax expense for the year ended March 31, 2011 was US$1,085,378 compared to income tax expense of US$934,463 for the year ended March 31, 2010.  The 16% increase was due to the increase in profits in FCPG HK of $0 for the year ended March 31, 2010 to $2,883,208 for the year ended March 31, 2011, where we were subject to a 16.5% income tax rate.

Net income

Our net income for the year ended March 31, 2011 was US$778,919, a decrease of 72%, from US$2,762,459 for the year ended March 31, 2010. This decrease was primarily due to the increase in selling, general and administrative expenses related to our private offering. In addition, derivative loss produced a significant non-cash expense.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the year ended March 31, 2011 was US$6,889,658, compared to net cash used in operating activities of US$641,622 for the year ended March 31, 2010. Our accounts receivable has increased in the year ended March 31, 2011 because of our focus on expanding sales to capture market shares in 2011.

Net cash provided by (used in) investing activities

Net cash used in investing activities was US$289,828 for the year ended March 31, 2011, compared to US$2,885 for the year ended March 31, 2010, related to the purchase of equipment.

Net cash provided by financing activities

Net cash provided by financing activities was US$9,635,641 for the year ended March 31, 2011. Our main source of cash was from our private offering in March 2011. In addition, we increased our use of notes payable to provide short term financing to pay our suppliers.

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
(Registrant)

Date: November 19, 2012	By:	/s/ Zhen Jiang Wang
Zhen Jiang Wang
Chief Executive Officer (Principal
Executive Officer)

Date: November 19, 2012	By:	/s/ Yi Jia Li
Yi Jia Li
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Zhen Jiang Wang	Chief Executive
Zhen Jiang Wang	Officer and Director	November 19, 2012
(Principal Executive Officer)

/s/ Yi Jia Li	Chief Financial Officer	November 19, 2012
Yi Jia Li	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jack Zwick	Director	November 19, 2012
Jack Zwick

/s/ Gregory D. Tse	Director	November 19, 2012
Gregory D. Tse

/s/ James V. McTevia	Director	November 19, 2012
James V. McTevia

FIRST CHINA PHARMACEUTICAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US dollars)

1

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

/s/ Parker Randall CF (H.K.) CPA Limited
Certified Public Accountant
Hong Kong

June 27, 2011

Except for Note (14) to the Consolidated Financial Statements as at July 12, 2011

August 30, 2012

Except for Note 3-7 to the Consolidated Financial Statements as at August 31, 2012.

Note 3-7 is revised to present in accordance with US Generally Accepted Accounting Principles (GAAP)

as requested by the US Securities and Exchange Commission (SEC). Details please refer to Note 3-7.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		Restated	Restated
		$	$
ASSETS
Current Assets
Cash and cash equivalents		2,743,856	158,766
Restricted cash		-	682,514
Other receivables		140,494	-
Inventories		4,252,110	4,671,322
Account receivables		8,881,014	-
Total Current Assets		16,017,474	5,512,602

Non-current Assets

Plant and equipment, net	8	5,139	848
Intangible assets, net	9	2,052	2,798
Total Non-current Assets		7,191	3,646

Total Assets		16,024,665	5,516,248

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS AS OF THE END OF MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		As of	As of
		March 31,	March 31,
	Notes	2011	2010
		Restated	Restated
		$	$
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings		772,010	732,461
Other payable and accrued liabilities	10	12,819,702	8,919,168
Due to related parties		3,374,677	-
Notes payable	11	1,578,201	-
Income tax payable		3,191,477	2,021,627
Total Current Liabilities		21,736,067	11,673,256

Non-current Liabilities
Warrant Liability	13	3,840,656	-
Convertible Promissory Notes	12	1,005,893	-
Total Non-current Liabilities		4,846,549	-

Total Liabilities		26,582,616	11,673,256

STOCKHOLDERS’ EQUITY
Common stock
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,264,471 shares issued and outstanding as of March 31, 2011; and 45,000,000 shares issued and outstanding as of March 31, 2010 respectively.	14	58,264	45,000
Additional paid-in capital		848,664	221,101
Retained earnings		(11,784,149)	(6,539,988)
Accumulated other comprehensive income - foreign currency translation adjustments		319,270	116,879

Total Stockholders’ Equity		(10,557,951)	(6,157,008)

Total Liabilities and Stockholders’ Equity		16,024,665	5,516,248

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		Year ended	Year ended
		March 31,	March 31,
	Notes	2011	2010
		$	$
Net sales		28,999,198	25,723,902
Costs of sales		(23,749,000)	(21,045,598)

Gross Profit		5,250,198	4,678,304

Selling expenses		(645,396)	(790,612)
Administrative expenses		(1,215,164)	(168,053)

Income from Operation		3,389,638	3,719,639

Other income/(expenses)		251,960	(23,870)
Interest income		8,921	12,362
Interest expense		(70,110)	(11,209)
Derivative loss		(1,716,112)	-

Income before Tax		1,864,297	3,696,922

Income tax	15	(1,085,378)	(934,463)

Net Income		778,919	2,762,459

Other Comprehensive Income

Foreign currency translation adjustment		202,391	21,037
Total Comprehensive Income		981,310	2,783,496

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		Year ended	Year ended
		March 31,	March 31,
	Notes	2011	2010
		$	$

Basic Earnings per Common Share	18
Weight average number of common shares outstanding		51,249,632	45,000,000

Earnings per share - Basic		0.0152	0.0619

Diluted earnings per common share	18
Adjusted weighted average number of shares		51,392,732	45,000,000

Earnings per share - Diluted		0.0152	0.0619

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

					Other comprehensive
		Common stock		Additional		income
				paid-in	Retained	Foreign currency
	Note	Shares	Amount	capital	Earnings	transaction adjustment	Total
			$	$	$	$	$
Balance as of March 31, 2009		45,000,000	45,000	221,101	2,707,511	95,842	3,069,454
Net income		-	-	-	2,762,459	-	2,762,459
Foreign currency translation
Adjustments		-	-	-	-	21,037	21,037
Deemed distribution of dividend		-	-	-	(12,009,958)	-	(12,009,958)
Balance as of March 31, 2010		45,000,000	45,000	221,101	(6,539,988)	116,879	(6,157,008)

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

					Other comprehensive income
						Foreign
		Common stock		Additional		Currency
				paid-in	Retained
	Note	Shares	Amount	capital	Earnings	transaction adjustment	Total
			$	$	$	$	$
Balance as of March 31, 2010		45,000,000	45,000	221,101	(6,539,988)	116,879	(6,157,008)

Reorganization of FCPG HK and XYT on reverse acquisition	14	15,000,000	15,000	(298,431)	-	-	(283,431)
Cancellation of common stock of the Company		(5,000,000)	(5,000)	5,000	-	-	-
Issuance of private offering units	14	3,264,471	3,264	920,994	-	-	924,258
Net Income		-	-	-	778,919	-	778,919
Deemed distribution of dividend		-	-	-	(6,023,080)	-	(6,023,080)
Foreign currency translation Adjustments		-	-	-	-	202,391	202,391

Balance as of March 31, 2011		58,264,471	58,264	848,664	(11,784,149)	319,270	(10,557,951)

See accompanying notes to the financial statements

FIRST CHINA PHARMACEUTICAL GROUP INCORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	Year Ended March 31
	2011	2010
	$	$
Cash Flows from Operating Activities
Net income	778,919	2,762,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,010	7,687
Interest expense on convertible notes	5,132	-
Shared based payment for placement agent	368,236	-
Derivative loss	1,716,112
Changes in operating assets and liabilities:
Due from a related party	(5,399,802)	(6,408,267)
Deferred expenses	(39,157)	-
Account Receivables	(8,881,014)	-
Inventories	518,915	867,297
Other receivables	(140,494)	-
Other payable and accrued liabilities	3,094,106	112,342
Income tax payable	1,085,379	2,016,860
Net cash used in operating activities	(6,889,658)	(641,622)

Cash Flows from Investing Activities
Additions in plant and equipment	(3,731)	(2,885)
Acquisition of a subsidiary	(293,428)	-
Cash contributed by the legal acquirer	7,331	-

Net cash used in investing activities	(289,828)	(2,885)

Cash flows from financing activities
Capital contributions from stockholders	1,282	-
Due to a related party	3,363,165	-
New borrowings raised	1,189,114	730,734
Repayment of borrowings	(881,907)	-
Net proceed from convertible notes	995,000	-
Net proceed from private offering units	2,723,500	-
Increase in notes payable	1,562,973	-
Decrease (increase) in restricted cash	682,514	(680,905)

Net cash provided by financing activities	9,635,641	49,829

FIRST CHINA PHARMACEUTICAL GROUP INCORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	Year Ended March 31
	2011	2010
	$	$
Effect of foreign currency translation on cash and cash Equivalents	128,935	2,147

Net increase/(decrease) in cash and cash equivalents	2,585,090	(592,531)

Cash and cash equivalents - beginning of period	158,766	751,297

Cash and cash equivalents at the end of period	2,743,856	158,766

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	45,559	11,209

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

Deposits in banks for securities that are restricted in use are classified as restricted cash under current assets.

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

Intangible assets are stated at cost less amortization and accumulated impairment loss. The intangible assets of the Group represent software in used. The intangible assets are amortized over their estimated useful lives of 10 years using the straight- line method.

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(m)	Foreign Currency Translation (Cont’d)

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

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

(o)	Convertible Notes

The component of convertible notes that exhibits characteristics of a liability is recognized as a liability in the statement of financial position, net of transaction costs. On issuance of convertible notes, the fair value of the liability component is determined using a market rate for an equivalent non-convertible notes, and this amount is carried as a long-term liability on the amortized cost basis until extinguished on conversion or redemption. The remainder of the proceeds is allocated to the conversion option is not re-measured in subsequent years. Transaction costs are apportioned the liability component of the convertible notes based on the allocation of proceeds to the liability component when the instruments are first recognized.

(p)	Recent Accounting Pronouncements

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(p)	Recent Accounting Pronouncements (Cont’d)

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820- 10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(p)	Recent Accounting Pronouncements (Cont’d)

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT’D)

(p)	Recent Accounting Pronouncements (Cont’d)

The Company does not anticipate that the adoption of the above recent accounting pronouncements will have a material impact on these financial statements.

3.	INVENTORIES

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC). The Company adjusts to addition $3,361,925 as inventories which has not been reflected in Company’s account, due to Company CEO arranged for and executed payment for the inventory with the Company fund.

Pre-restated inventories were in the amount of $890,185 as of March 31, 2011 and $4,671,332 as of March 31, 2010 and post- restated inventories were in the amount of $4,252,110 as of March 31, 2011 and $4,671,332 as of March 31, 2010.

4.	WARRANT LIABILITY

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC). On March 18, 2011, the Company entered into a form of Security Purchase Agreement (the “SPA”) and consummated an initial closing of a private placement offering (the “Private Offering”) with certain accredited investors (the “Purchasers”) for the issuance and sale of one hundred and fourteen (114) Unites of the Company, which includes warrants, at a purchase price of $25,000 per Unit, for aggregate consideration of $2,850,000. According to ASC 815, the warrants are not considered indexed to the Company’s own stock because the exercise price would be reduced if there are subsequent issuances of common stock or securities that are convertible into common stock. Therefore, the warrant liability should be presented as a liability.

Pre-restated warrant liability was in the amount of nil as of March 31, 2011 and nil as of March 31, 2010 and post-restated warrant liability was in the amount of $3,840,656 as of March 31, 2011 and nil as of March 31, 2010.

5.	CONVERTIBLE PROMISSORY NOTE

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC). On October 3, 2010, the Company issued a convertible promissory note to Sierra Growth Inc. (the “Sierra Note”) in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. According to ASC470, the debt instrument is convertible into common stock of the issuer or an affiliated entity at a specified price at the option of the holder and sold at a price or has a value at issuance not significantly in excess of the face amount. Therefore, the entire instrument should be accounted for as a liability.

Pre-restated convertible promissory note was in the amount of $886,386 as of March 31, 2011 and nil as of March 31, 2010 and post-restated convertible promissory note was in the amount of $1,005,893 as of March 31, 2011 and nil as of March 31, 2010.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

6.	PREPAYMENT

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC). On April 2, 2011, the Company received an investment of $2,003,488 used on addition in share capital of subsidiary of XYT, which was sent out on March 27, 2011. Therefore, the balance of prepayment should not be regarded as prepayment but cash and cash equivalents.

Pre-restated prepayment was in the amount of $2,003,488 as of March 31, 2011 and nil as of March 31, 2010 and post-restated prepayment was in the amount of nil as of March 31, 2011 and nil as of March 31, 2010. Pre-restated cash and cash equivalents was in the amount of $740,368 as of March 31, 2011 and 158,766 as of March 31, 2010 and post-restated cash and cash equivalents was in the amount of 2,743,856 as of March 31, 2011 and 158,766 as of March 31, 2010.

7.	ISSUANCE COST

The accompanying financial statements have been presented in accordance with US Generally Accepted Accounting Principles (GAAP) as requested by the US Securities and Exchange Commission (SEC). On March 18, 2011, the Company entered into a form of Security Purchase Agreement (the “SPA”) and consummated an initial closing of a private placement offering (the “Private Offering”) with certain accredited investors (the “Purchasers”) for the issuance and sale of one hundred and fourteen (114) Unites of the Company at a purchase price of $25,000 per Unit, for aggregate consideration of $2,850,000. Expenses paid to the placement agent set forth in the SPA. 97,779 shares, 97,779 Series A-1 Warrants and 97,779 Series A-2 Warrants were issued for share-based payment to the placement agent. Issuance cost should not be expensed but recorded as additional paid in capital.

Pre-restated additional-paid-in capital was in the amount of $3,249,067 as of March 31, 2011 and $221,101as of March 31, 2010 and post-restated additional paid-in-capital was in the amount of $843,664 as of March 31, 2011 and $221,101as of March 31, 2010.

All the restatements made are shown as follow:

March 31, 2011	Pre restated	Post restated
Inventories	$890,185	$4,252,110
Warrant liability	$0	$3,840,656
Convertible note payable	$886,386	$1,005,893
Prepayment	$2,003,488	$0
Cash and cash equivalents	740,368	2,743,856
Additional-paid-in capital	$3,249,067	$843,664
Retained earnings	$(10,229,389)	$(11,862,341)

8.	PLANT AND EQUIPMENT, NET

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

	As of	As of
	March 31,	March 31,
	2011	2010
	$	$
Cost
Office equipment	14,042	9,888
Other equipment	30,791	29,719
Motor vehicles	-	21,710

Total cost	44,833	61,317

Accumulated depreciation	(39,694)	(60,469)

Property, plant and equipment, net	5,139	848

9.	INTANGIBLE ASSET, NET

	As of	As of
	March 31,	March 31,
	2011	2010
	$	$

Cost	8,469	8,174
Accumulated amortization	(6,417)	(5,376)

Intangible asset, net	2,052	2,798

10.	OTHER PAYABLE AND ACCRUED LIABILITIES

	As of	As of
	March 31,	March 31,
	2011	2010
	$	$

Value added tax payable	11,238,596	8,477,337
Other payables	1,581,106	441,831

	12,819,702	8,919,168

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

11.	NOTES PAYABLE

The notes payable which were issued by the Company with bank guarantees are secured by the restricted cash, which is offset by the restricted cash.

12.	CONVERTIBLE PROMISSORY NOTES

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

On March 31, 2011, the discount rate of the convertible promissory notes were calculated based on the 5-year bank loan interest yield rate and the treasury yield rate by 6.87%~8.67% per annum under the Caledonia Note I due to different issuance date and 7.98% per annum under the Caledonia Note II.

The details of convertible promissory notes as of March 31, 2011 are as follows

	As of March 31, 2011
	Caledonia Note I	Caledonia Note II	Total
Convertible notes payable:
-par value	495,000	500,000	995,000
-interest payable adjustment	3,426	7,467	10,893

	498,426	507,467	1,005,893

13.	WARRANTS LIABILITY

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

Issuance of private offering units

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

March 31,
2011
Nominal value of warrants issued in the year:	$2,046,352
Change in fair value during the year	1,794,304
$3,840,656

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

14.	COMMON STOCK

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

Issuance of private offering units

	As of March 31, 2011
	Investors (i)		Placement agent(ii)		Total
	Shares/	Fair	Shares/	Fair	Shares/	Fair
	Quantity	value	quantity	value	quantity	Value
		$		$		$
Common stock	3,166,692	3,167	97,779	97	3,264,471	3,264

Additional paid-in capital
-Common stock	-	796,914	-	124,080	-	920,994

Total	3,166,692	800,081	97,779	124,177	3,264,471	924,258

The Company entered into a form of Securities Purchase Agreement with certain accredited investors and consummated an initial closing of a private placement offering regards the purchase of common stock, for an aggregate consideration of $2,850,000. In addition, issuance cost is paid to placement agent via issuance of warrant. Please refer Note 12 for details.

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

A reconciliation of the tax expense applicable to income before tax using the statutory rate to the tax expense at the effective tax rate is as follows:

	Year ended	Year ended
	March 31, 2011	March 31, 2010
	$	$
Income before tax	1,864,297	3,696,922
Tax effect of tax losses not recognized	246,073	-
Tax at the statutory rate	839,305	934,463
Effective income tax expenses	1,085,378	934,463

16.	COMMITMENTS AND CONTINGENCIES

There was no amount due to commitments and contingencies except that XYT leases the office and warehouse under non- cancelable operating lease agreement that expires in 2018.

	Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
As of March 31, 2011	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$113,835	$75,890	$75,890	$265,615

17.	SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of Chinese patent drug, antibiotics, bio- chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC.

18.	EARNINGS PER SHARE

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

As of March 31, 2011, the net income was $778,919 and the weighted average number of common shares outstanding for the fiscal year ended March 31, 2011 was 51,249,632. The adjusted weighted average number of common shares outstanding and potentially diluted securities for the fiscal year ended March 31, 2011 was 51,392,732, respectively.

19.	SUBSEQUENT EVENT

Second private offering units

On March 31, 2011, the Company entered into a form of Securities Purchase Agreement (the “SPA”) for the second closing of a previously announced private placement offering (the “Private Offering”) with certain accredited investors (the “Purchasers”) for the issuance and sale of thirty three (33) Units of the Company at a purchase price of $25,000 per Unit, for aggregate consideration of $825,000. Each “Unit” is comprised of (i) 27,778 shares of Company common stock, $0.001 par value per share (the “Common Stock,” and the shares of Common Stock offered referred to as the “Shares”), (ii) warrants to purchase 27,778 shares of Common Stock at an exercise price of $1.25 per share (the “Series A-1 Warrants”), and (iii) warrants to purchase 27,778 shares of Common Stock at an exercise price of $2.00 per share (the “Series A-2 Warrants”) (the Series A-1 Warrants and the Series A-2 Warrants, collectively, the “Warrants”). The Warrants expire four (4) years from the date of issuance, subject to early termination or forfeiture in accordance with certain terms and conditions of the Warrants. This second closing is in addition to the initial closing of one hundred and fourteen (114) Units for $2,850,000 in proceeds as disclosed in Note 14 Common Stock. Aggregate consideration was $825,000 and net proceeds to the Company was approximately $750,750, after deducting for certain costs and expenses set forth in the SPA. An aggregate of 990,008 Shares, 990,008 Series A-1 Warrants and 990,008 Series A-2 Warrants were issued in connection with the second closing.

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

Year end date change
On May 6, 2011, the Company's Board of Directors changed the Company’s fiscal year end from March 31 to December 31, effective immediately.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

19.	SUBSEQUENT EVENT (CONTINUED)

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

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

19.	SUBSEQUENT EVENT (CONTINUED)

Corporate re-organization & Intended disposal of XYT

The financial results attributable to the Company’s interest in XYT will be presented as discontinued operations. The following table summarizes the results of XYT included in the consolidated balance sheet as of March 31, 2011 and 2010:

	As of	As of
	March 31, 2011	March 31, 2010
	$	$
ASSETS
Current Assets
Cash and cash equivalents	57,177	158,766
Restricted cash	1,052,135	682,514
Other receivables	39,852	-
Inventories	4,252,110	4,671,322

Non-current Assets
Due from a related party	24,028,551	12,009,958
Plant and equipment, net	5,139	848
Intangible assets, net	2,052	2,798

Total assets	29,437,016	17,526,206

Current Liabilities
Short-term borrowings	772,010	732,461
Other payables and accrued liabilities	12,247,186	8,919,168
Notes payable	2,630,336	-
Due to FCPG HK	495,347	-
Income tax payable	2,715,062	2,021,627
Due to a related party	3,361,925	-

Total liabilities	22,221,866	11,673,256

Paid-in capital	266,101	266,101
Reserve	8,169,832	-
Retained earnings	(1,568,979)	5,469,970
Accumulated other comprehensive income -
foreign currency translation adjustments	348,196	116,879

Total Stockholders’ Equity	7,215,150	5,852,950

Total liabilities and stockholders' equity	29,437,016	17,526,206

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

19.	SUBSEQUENT EVENT (CONTINUED)

Corporate re-organization & Intended disposal of XYT
The following table summarizes the results of XYT included in the consolidated statement of income for the year ended March 31, 2011 and 2010:

	Year ended	Year ended
	March 31, 2011	March 31, 2010
	$	$

Sales	14,601,942	25,723,902
Cost of sales	(11,929,814)	(21,045,598)
Selling expenses	(644,924)	(790,612)
Administrative expenses	(185,346)	(168,053)
Other expenses	(64,689)	(23,870)
Interest income	8,922	12,362
Interest expenses	(45,559)	(11,209)

Income(loss) before taxes	1,740,532	3,696,922

Income tax	(609,649)	(934,463)

Net income	1,130,883	2,762,459

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

19.	SUBSEQUENT EVENT (CONTINUED)

Corporate re-organization & Intended disposal of XYT
For the purpose of clarity in presentation, Management presents below the balance sheet and income statements of FCPG HK alone for year ended March 31, 2011 and 2010:

	As of	As of
	March 31, 2011	March 31, 2010
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2,627,537	-
Due from FCPG US	500,000	-
Account receivables	8,881,014	-
Other receivables	100,000	-

Non-current Assets
Investment in XYT	293,851	-

Total assets	12,402,402	-

Current Liabilities
Other payables and accrued liabilities	294,746	-
Due to a related party	5,995,513	-
Due to FCPG US	3,223,490	-
Income tax payable	476,415	-

Total liabilities	9,990,164	-

Paid-in capital	1,282	-
Retained earnings	2,407,479	-
Accumulated other comprehensive income - foreign currency translation adjustments	3,477	-

Total Stockholders’ Equity	2,412,238	-

Total liabilities and stockholders’ equity	12,402,402	-

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED March 31, 2011 AND 2010
(Stated in US Dollars)

19.	SUBSEQUENT EVENT (CONTINUED)

Corporate re-organization & Intended disposal of XYT
The following table summarizes the results of FCPG HK included in the consolidated statement of income for the year ended March 31, 2011 and 2010:

	Year ended	Year ended
	March 31, 2011	March 31, 2010
	$	$

Sales	14,397,256	-
Cost of sales	(11,819,186)	-
Administrative expenses	(11,510)	-
Other income	316,648	-

Income(loss) before taxes	2,883,208	-

Income tax	(475,729)	-

Net income	2,407,479	-