Form 10-KT/A
period 2011-12-31
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-11-19
CIK 1432254

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

       First China Pharmaceutical Group, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Transition Report on Form 10-KT which was originally filed with the Securities and Exchange Commission (“SEC”) on May 2, 2012 (the “Original Form 10-KT”), to correct certain errors in our consolidated financial statements included with the Original Form 10-KT. As discussed in Part II, “Item 5 – Other Information” of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2012, the Audit Committee of the Company’s Board of Directors, after consultation with management of the Company, including the Company’s Chief Financial Officer, concluded that the Company’s audited consolidated financial statements included in the Original Form 10-KT should be restated to correct certain errors and should no longer be relied upon.

       The following sections have been amended, without limitation:

  Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
  Part II, Item 8. Financial Statements and Supplementary Data

       Except for the amended disclosures noted above, the information in this Form 10-KT/A has not been updated to reflect events that occurred after May 2, 2012, the filing date of the Original Form 10-KT. Accordingly, this Form 10-KT/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-KT. Except as set forth above, all other information in the Company’s Original Form 10-KT remains unchanged. The Company has re-filed the entire Form 10-KT in order to provide more convenient access to the amended information in context.

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

Accounts receivable

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

Office equipment	3 years
Other equipment	5 years
Vehicles	5 years
Other	5 - 10 years

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

Results of Operations

Comparison of the Nine Months Ended December 31, 2011 and 2010, and Fiscal Years Ended March 31, 2011 and 2010

     The following table sets forth certain information regarding our results of operation.

	Years Ended March 31		Nine Months Ended December 31

	2011	2010	2011	2010
				Unaudited
Statements of Operations Data
Sales	$28,999,198	$25,723,902	$46,790,392	$21,021,873
Cost of Sales	23,749,000	21,045,598	43,002,049	16,242,991
Gross Profit	5,250,198	4,678,304	3,788,343	4,778,882
Selling, general and administrative expenses, and other expenses	(1,669,789)	(981,382)	(2,525,128)	(190,810)
Derivative gain (loss)	(1,716,112)	-	4,028,897	-
Value added tax, net	-	-	(1,779,820)
Reversal of income tax	-	-	1,852,016
Income tax expense	(1,085,378)	(934,463)	(728,298)	(1,011,447)
Net Income	778,919	2,762,459	4,636,010	3,576,625
Other comprehensive income				342,447
Effects of foreign currency translation conversion	202,391	21,037	(219,342)	(60,907)
Comprehensive income	981,310	2,783,496	4,416,668	3,866,876

     Sales

     Our sales of Chinese patent drugs, antibiotics, bio-chemicals, chemical preparations, and biologicals totaled US$46,790,392 for the nine months ended December 31, 2011, an increase of 123% from $21,021,873 for the nine months ended December 31, 2010. In fiscal 2011, sales were $28,999,198 compared to $25,723,902 in fiscal 2010. This dramatic increase in sales was achieved due to a number of factors, the primary being that the additional capital acquired by the Company enabled us to carry more products in inventory, broaden the product line and obtain exclusivity on certain products. Additionally, the Company held a very successful sales fair where a number of new customers were added, among them several large hospitals. Additions to our sales staff also proved to be very successful in generating sales to existing and new customers.

     Cost of sales

     Cost of sales consists primarily of cost of medicine. Cost of sales for the nine months ended December 31, 2011 increased by 165% to US$43,002,049 from $16,242,991 for the nine months ended December 31, 2010. In fiscal 2011, cost of sales was $23,749,000 compared to $21,045,598 in fiscal 2010. The largest component of our cost of sales is the purchase price for our goods. The primary reason for the increase over 2010 was higher prices charged by drug manufacturers for certain products and increased logistics and distributions cost associated with sales beyond Kunming and Yunnan province.

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

     Gross profit

     Gross profit for the nine months ended December 31, 2011 was $3,788,343, a decrease of 21%, from $4,778,882 for the nine months ended December 31, 2010. In fiscal 2011, gross profit was $5,250,198 compared to $4,678,304 in fiscal 2010. The reduced margins experienced in 2011 was anticipated and was experienced industry wide as part of the government’s move to increase per capital health care spending. Many of the products sold by XYT had price reductions mandated by the government as part of its overall objective to increase health care costs per capita.

     Selling, general and administrative expenses, and others

     Selling, general and administrative expenses, and others increased by 1223% to $2,525,128 for the nine months ended December 31, 2011 from US$190,810 for the nine months ended December 31, 2010. In fiscal 2011, selling, general and administrative expenses and others was $1,669,789 compared to $981,382 in fiscal 2010. These expenses were significantly higher in 2011 due to the Company building a sales and logistics infrastructure to support significantly increased sales. In addition to the infrastructure costs, the Company retained several purchasing agents that have developed significant relationships with several large hospitals. Public company related costs were in excess of $1 million for the 9 month period ending December 31, 2011. For the period ending December 31, 2010, the Company was only a public reporting company for 3.5 months versus 9 months for 2011.

     Derivative gain/(loss)

     Derivative gain was $4,028,897 for the nine months ended December 31, 2011. In fiscal 2011, derivative loss was $1,716,112. The derivative gain and loss is based on the change in fair value of the warrants on each measurement date.

     Value added tax, net and reversal of income tax

     Value added tax expense was $1,779,820 and reversal of income tax was $1,852,016 for the nine months ended December 31, 2011. The Company was audited by local tax bureaus in April 2012 and obtained certifications that stated the operating entity XYT is current with its taxes. The Company determined that accruals from 2007 to 2010 are no longer applicable and they were reversed in the current period. In addition, the Company calculated an additional liability for our value added tax related to our operations in 2011.

     Income tax expense

     Income tax expense for the nine months ended December 31, 2011 was $728,298 compared to income tax expense of $1,011,447 for the nine months ended December 31, 2010. In fiscal 2011, income tax expense was $1,085,378 compared to $934,463 in fiscal 2010. In nine months ended December 31, 2011, the Company was audited by local tax bureaus and resulted in no additional assessment. The reversal of income tax liability was recorded in Other Income.

     Net income/(loss)

     Our net income for the nine months ended December 31, 2011 was $4,636,010, an increase of 30%, from net income of $3,576,625 for the nine months ended December 31, 2010. In fiscal 2011, net income was $778,919compared to $2,762,459 in fiscal 2010. The main reason for the increase in the nine months period was due to fluctuation of our derivative liability, and reversal of income tax liability.

     Effects of foreign currency translation conversion

     We recognized a loss of $219,342 on the effects of foreign currency conversion for the nine months ended December 31, 2011, as compared to a loss of $60,907 for the nine months ended December 31, 2010. In fiscal 2011, gain on foreign currency translation conversion was $202,391 compared to $21,037 in fiscal 2010. This change is due to change in exchange rates used during the years for converting from XYT’s functional currency of Renminbi to U.S. dollars for financial reporting purposes.

Liquidity and Capital Resources

     Overview

     As of December 31, 2011, we had cash and equivalents on hand of $3,641,120, and a working capital deficit of $4,389,260. We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through December 31, 2012. In order to continue to grow sales the Company will have to obtain additional capital in the form of debt or equity. Additional capital is required to acquire sufficient inventory to meet growing sales and to broaden our product line. Additional capital is also required to facilitate the ability to obtain exclusivity for the distribution of certain pharmaceutical products, as they require the Company to place large consistent orders with drug manufacturers. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

     Net cash provided by (used in) operating activities

     Net cash provided by operating activities for the nine months ended December 31, 2011 was $2,359,481, compared to net cash provided by operating activities of $5,514 for the nine months ended December 31, 2010. In fiscal 2011, net cash provided by operating activities was $6,615,413 compared to $641,622 in fiscal 2010. In the nine months ended December 31, 2011, we were able to relieve our value added tax liability and income tax liability as the result of audits by local tax bureaus.

     Net cash provided by (used in) investing activities

     Net cash used in investing activities was $179,629 for nine months ended December 31, 2011, compared to net cash used in investing activities of $0 for the nine months ended December 31, 2010. In fiscal 2011, net cash used in investing activities was US$367,390 compared to $2,885 in fiscal 2010. Investment activities relate to the purchase of equipment and issuance of notes receivable to non-related third parties.

     Net cash provided by (used in) financing activities

     Net cash used in financing activities was $1,304,143 for nine months ended December 31, 2011, compared to net cash provided by financing activities of $439,000 for the nine months ended December 31, 2010. In fiscal 2011, net cash used by financing activities was $9,563,136 compared to $49,829 in fiscal 2010. The Company completed a financing of $3.6 million (net of fees) and utilized the majority of these proceeds to expand its product line and increase inventory holdings.

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
James V. McTevia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First China Pharmaceutical Group, Inc.

We have audited the accompanying consolidated balance sheets of First China Pharmaceutical Group, Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders’ deficit, and cash flows for nine months ended December 31, 2011. First China Pharmaceutical Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First China Pharmaceutical Group, Inc as of December 31, 2011, and the results of its operations and its cash flows for nine months ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg LLP

EFP Rotenberg, LLP
Rochester, New York
April 26, 2012, except for Note 4
which is as of November 19, 2012

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,	December 31,
	2010	2011	2011
			(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$158,766	$2,743,856	$3,641,120
Restricted cash	682,514	-	-
Accounts receivable – net	-	324,387	1,776,649
Accounts receivable from a related party	-	-	2,240,261
Notes receivable – net	-	369,779	245,677
Due from related parties	-	7,750,536	2,277,647
Prepayments	-	576,806	867,566
Inventories	4,671,322	4,252,110	707,075
Total Current Assets	5,512,602	16,017,474	11,755,995

Non-current Assets
Equipment – net	3,646	7,191	66,682
Total Non-current Assets	3,646	7,191	66,682

Total Assets	$5,516,248	$16,024,665	$11,822,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$732,461	$772,010	$-
Accounts payable	-	158,092	1,368,767
Other payables and accrued liabilities	441,831	1,149,042	1,003,634
Value added tax payable	8,477,337	11,238,597	6,158,426
Advance receipts	-	-	510,415
Due to shareholder	-	2,584,693	191,630
Notes payable	-	1,578,201	1,133,055
Loans payable	-	1,063,955	3,604,981
Income tax payable	2,021,627	3,191,477	2,174,347
Total Current Liabilities	11,673,256	21,736,067	16,145,255

Non-current Liabilities
Convertible promissory notes	-	1,005,893	1,051,667
Warrants –derivative liability	-	3,840,656	639,528
Total Non-current Liabilities	-	4,846,549	1,691,195

Total Liabilities	11,673,256	26,582,616	17,836,450

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value; 100,000,000 shares authorized as of March 31, 2010; 200,000,000 shares authorized as of March 31, 2011 and December 31, 2011; 445,000,000 shares issued and outstanding as of March 31, 2010; 58,264,471 as of March 31, 2011 and 59,664,480 as of December 31, 2011	45,000	58,264	59,664
Additional paid-in capital	221,101	848,664	974,774
Retained deficit	(6,539,988)	(11,784,149)	(7,148,139)
Accumulated other comprehensive income	116,879	319,270	99,928

Total Stockholders’ Deficit	(6,157,008)	(10,557,951)	(6,013,773)

Total Liabilities and Stockholders’ Deficit	$5,516,248	$16,024,665	$11,822,677

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			Nine Months
	Years Ended March 31,		Ended
			December 31,
	2010	2011	2011
			(Restated)

Net sales	$25,723,902	$28,999,198	$46,790,392
Cost of Sales	21,045,598	23,749,000	43,002,049
Gross profit	4,678,304	5,250,198	3,788,343
Selling expenses	790,612	645,396	179,734
Administrative expenses	168,053	1,215,164	2,125,954
Income (Loss) from operations	3,719,639	3,389,638	1,482,655
Other income (expense)	(23,870)	251,960	(126,304)
Derivative (loss) income	-	(1,716,112)	4,028,897
Value added tax, net	-	-	(1,779,820)
Reversal of income tax	-	-	1,852,016
Interest income	12,362	8,921	8,330
Interest expense	(11,209)	(70,110)	(101,466)
Income before tax	3,696,922	1,864,297	5,364,308
Income tax	934,463	1,085,378	728,298
Net Income	2,762,459	778,919	4,636,010
Other Comprehensive loss
Foreign currency translation adjustments	21,037	202,391	(219,342)
Total Comprehensive Income	$2,783,496	$981,310	$4,416,668
Basic Earnings per Common Share
Weighted average number of common shares outstanding	45,000,000	51,249,632	59,664,480
Earnings per share – Basic	$0.0614	$0.0152	$0.0777
Diluted Earnings per Common Share
Weighted average number of shares	45,000,000	51,392,732	62,661,276
Earnings per share – Diluted	$0.0614	$0.0152	$0.0740

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2010 & 2011 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2011

					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income
	Shares	Amount	Capital	Deficit	Adjustment	Total
			(Restated)	(Restated)	(Restated)	(Restated)

Balance as of March 31, 2009	45,000,000	$45,000	$221,101	$2,707,511	$95,842	$3,069,454
Net income	-	-	-	2,762,459	-	2,762,459
Foreign currency translation adjustments	-	-	-	-	21,037	21,037
Deemed distribution of dividend	-	-	-	(12,009,958)	-	(12,009,958)
Balance as of March 31, 2010	45,000,000	45,000	221,101	(6,539,988)	116,879	(6,157,008)

Reorganization of FCPG HK and XYT on reverse acquisition	15,000,000	15,000	(298,431)	-	-	(283,431)
Cancellation of common stock of the Group	(5,000,000)	(5,000)	5,000	-	-	-
Issuance of private offering units	3,264,471	3,264	920,994	-	-	924,258
Deemed distribution of dividend	-	-	-	(6,023,080)	-	(6,023,080)
Foreign currency translation adjustments	-	-	-	-	202,391	202,391
Net Income	-	-	-	778,919	-	778,919
Balance March 31, 2011	58,264,471	58,264	848,664	(11,784,149)	319,270	(10,557,951)

Issuance of private offering units	1,111,120	1,111	81,121	-	-	82,232
Share-based payment for consultant fee	200,000	200	45,078	-	-	45,278
Share-based payment for service on private offering units	88,889	89	(89)	-	-	-
Net income	-	-	-	4,636,010	-	4,636,010
Foreign currency translation adjustments	-	-	-	-	(219,342)	(219,342)
Balance as of December 31, 2011 - restated	59,664,480	$59,664	$974,774	$(7,148,139)	$99,928	$(6,013,773)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

			Nine Months
	Years Ended March 31,		Ended
			December 31,
	2010	2011	2011
			(Restated)
Cash Flows from Operating Activities
Net income	$2,762,459	$778,919	$4,636,010
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	7,687	4,010	9,237
Provision for bad debts	-	-	621,173
Derivative loss (income)	-	1,716,112	(4,028,897)
Share–based payments expense	-	-	45,278
Changes in operating assets and liabilities:
Accounts receivable	-	(319,018)	(1,798,288)
Accounts receivable from a related party	-	-	(2,218,753)
Prepayments	-	(567,258)	(228,204)
Inventories	867,297	518,915	3,666,085
Accounts payable	-	155,475	1,193,666
Advance receipts	-	-	505,515
Other payable and accrued liabilities	112,342	680,495	(163,501)
Due from related parties - operating activities	(6,408,267)	(13,092,437)	6,685,220
Value added tax payable	-	2,423,995	(5,441,342)
Income tax payable	2,016,860	1,085,379	(1,123,718)
Net cash (used) provided by operating activities	(641,622)	(6,615,413)	2,359,481

Cash Flows from Investing Activities
Notes receivable	-	(363,659)	(112,975)
Purchases of equipment	(2,885)	(3,731)	(66,654)
Net cash used in investing activities	(2,885)	(367,390)	(179,629)

Cash Flows from Financing Activities
Capital contribution	-	1,282	-
Proceeds (repayments) / of short term borrowings, including accrued interest	730,734	-	(792,756)
Net proceeds from convertible notes	-	1,005,893	45,774
Due to related parties	-	2,541,911	(3,446,552)
Proceeds (repayments) of notes payable	-	2,245,487	(498,434)
Net proceeds from private offering units	-	2,723,500	910,000
(Repayments)/proceeds from loans payable	-	1,046,345	2,477,825
Increase in restricted cash	(680,905)	-	-
Net cash (used) provided by financing activities	49,829	9,563,136	(1,304,143)

Effect of foreign currency translation on cash and cash equivalents	2,147	4,757	21,555

Net increase in cash and cash equivalents	(592,531)	2,585,090	897,264

Cash and cash equivalents - beginning of period	751,297	158,766	2,743,856

Cash and cash equivalents at the end of period	$158,766	$2,743,856	$3,641,120

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$11,209	$45,559	$55,692
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

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

Kun Ming Xin Yuan Tang Pharmacies Co. Ltd. (“XYT”) was established under the laws of the People’s Republic of China (“PRC”) as of November 12, 2002. As of June 25, 2010, FCPG HK acquired XYT, which became FCPG HK’s wholly owned subsidiary.

The Company and the Subsidiaries (collectively the “Group”) are principally engaged in drug logistics and distribution in Yunnan Province, China through drug stores, medical clinics and hospitals.

On May 6, 2011, the Group's Board of Directors changed the Group’s fiscal year end from March 31 to December 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation and Presentation
As of September 15, 2010, the Company acquired FCPG HK and XYT. The Company was a shell company and its accounting acquirer is FCPG HK and XYT on the date before September 15, 2010. The Share Exchange was accounted for as a reverse merger presumed to be effected on April 1, 2010 instead of September 15, 2010.

The consolidated balance sheet as of March 31, 2010, the statement of income and comprehensive income for the nine months ended March 31, 2010 and the statements of stockholders’ equity and cash flows for the fiscal year ended March 31, 2010 have been prepared for the predecessor, XYT on a comparative basis. Information presented for comparative purposes in the consolidated financial statements is also to be retroactively adjusted to reflect the legal parent’s (the Company’s) legal capital.

The consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

The basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Group, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises established in the PRC (“PRC GAAP”). The accompanying financial statements reflect necessary adjustments recorded in the books of account of the Group to present them in conformity with US GAAP.

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(c) Cash and Cash Equivalents
The Group considers all highly liquid investments with initial maturities of six months or less to be cash equivalents. As of March 31, 2010, March 31, 2011, and December 31, 2011, $0-, and $0-, ,$3,112,249, respectively were held under personal named accounts of the officers of the Group, which are used for cash receipts on sales and purchases of inventory.

(d) Accounts Receivable
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

As of March 31, 2010, March 31, 2011, and December 31, 2011, the allowance for doubtful accounts was -0-, -0-, and $375,405, respectively.

(e) Inventories
Inventories consist of finished goods purchased from suppliers, stated at the lower of cost and net realizable value. Cost is determined using the specific identification basis. The cost of inventories, principally comprising purchase cost. Net realizable value is the estimated selling price in the ordinary course of business.

(f) Equipment
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

Depreciation of equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The principal depreciation periods are as follows:

Office equipment	3 years
Other equipment	5 years
Motor vehicle	5 years
Other	5 - 10 years

(g) Revenue Recognition
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

(h) Income Taxes
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(i) Comprehensive Income
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

(j) Foreign Currency Translation
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

Rates applicable to periods presented:

	March 31,	March 31,	December 31,
	2010	2011	2011
Balance Sheet
HKD-USD	$0.13	$0.13	$0.13
RMB-USD	$0.15	$0.15	$0.16

Income statement
HKD-USD	$0.13	$0.13	$0.13
RMB-USD	$0.15	$0.15	$0.16

(k) Financial Instruments
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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(l) Recent Accounting Pronouncements
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

(m) Condensed Comparative Information
Condensed balance sheets at December 31, 2010 and 2011, and condensed statements of income for the nine months ended December 31, 2010 and 2011 are as follows:

	Balance Sheets
	December 31,
	2010	2011
	Unaudited	Restated
Cash	$1,125,056	$3,641,120
Accounts receivable	2,385,821	1,776,649
Inventory	6,912,658	707,075
All other	18,014,156	5,631,151
Current assets	28,437,691	11,755,995
Non-current assets	4,274	66,682
Total Assets	$28,441,965	$11,822,677

Accounts Payable	$10,250	$1,368,767
Notes payable	2,079,395	1,133,055
Value added tax payable	11,179,905	6,158,426
Other current liabilities	4,958,988	7,485,007
Current liabilities	18,228,538	16,145,255
Non-current	862,088	1,691,195
Total Liabilities	19,090,626	17,836,450

Common stock	55,000	59,664
Other equity (deficit)	9,296,339	(6,073,437)
Total liabilities & stockholders' deficit	$28,441,965	$11,822,677

	Statements of Income
	For the Nine Months Ended December 31,
	2010	2011
	Unaudited	Restated
Net Sales	$21,021,873	$46,790,392
Cost of Sales	16,242,991	43,002,049
Gross Profit	4,778,882	3,788,343
Selling & Admin	159,798	2,305,688
Income from operations	4,619,084	1,482,655
Other income (expenses)	(31,012)	3,881,653
Income before tax	4,588,072	5,364,308
Tax	1,011,447	728,298
Net income	$3,576,625	$4,636,010

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n) Business and Economic Risks
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

The Group’s operations could be adversely affected by significant political, economic and social uncertainties in the PRC.

(o) Tax Surcharges
The Group incurs tax surcharges in connection with sale of goods to customers. The tax surcharges are calculated based on the Value Added Tax of the transaction. According to ASC 605-45 (“ASC 605-45”), Revenue Recognition: Principal Agent Considerations, the Group includes the tax surcharges in the cost of sales.

(p) Reclassifications
Certain prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

(q) Statutory Surplus Reserve
In accordance with the relevant laws and regulations of PRC, XYT is required to allocate 10% of its net income to the statutory surplus reserve after offsetting any prior year losses until the balance reaches 50% of the registered capital. The statutory reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable. As of March 31, 2010 and 2011, and December 31, 2011 the Group had made no reserves.

(r) Fair Value Measurements
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

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	December 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants	$-	$-	$639,528	$639,528
Total	$-	$-	$639,528	$639,528

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	March 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants	$-	$-	$3,840,656	$3,840,656
Total	$-	$-	$3,840,656	$3,840,656

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s) Earnings Per Share
The Group reports basic and diluted earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net comprehensive income by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net comprehensive income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

Basic income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common shares outstanding during the period, using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. Warrants to purchase 8,928,962 shares of common stock were not included in diluted earnings per share for the nine months ended December 31, 2011 due to the exercise price being greater than the average stock price. Common stock equivalent shares are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended March 31,		For the Nine
			Months Ended
	2010	2011	December 31,
			2011
			(Restated)
Net income for common stockholders – basic	$2,762,459	$778,919	$4,636,010
Interest expense on convertible notes	-	5,724	50,907
Net income for common stockholders – diluted	$2,762,459	$784,643	$4,686,917

Weighted average outstanding shares of common stock – basic	45,000,000	51,249,632	59,625,390
Convertible promissory notes	-	143,100	3,035,886
Weighted average outstanding shares of common stock – diluted	45,000,000	51,392,732	62,661,276

3. RELATED PARTIES

	March 31,	December 31,
	2011	2011
		(Restated)
Accounts receivable from related party	$-	$2,240,261

Due from shareholder	$5,763,267	$-
Due from related parties	1,987,268	2,277,647
Total due from related parties	$7,750,536	$2,277,647

Due to shareholder	$2,405,433	$191,630
Due to related parties	179,260	-
Total due to related party	$2,584,693	$191,630

Accounts Receivable From a Related Party
The Group conducts business with a medicine manufacturer majority owned by an officer of XYT. The Group sells natural herbs as raw materials and purchases patented Chinese drugs as finished goods from the related party. The amount receivable from the related party represents the net sales to the related party .. During the years ended March, 31, 2010 and 2011, and nine months ended on December 31, 2011, the Group recorded sales of $0, $0, and $2,058,344, and purchases of $0, $493,610, and $5,328,417 from related parties.

Due From Shareholder
The amount due from a shareholder and an officer of the Group that represents cash receipts that the shareholder had collected on behalf of XYT.

Due From Related Parties
The amount due from related parties represents loans to companies that are owned by an officer of XYT.

Due to Shareholder and Related Parties

The amount due to shareholder and related parties represent expenses and purchases paid by the shareholder on behalf of the Group.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

4. RESTATEMENTS

The audited financial statements as of and for the nine months ended December 31, 2011 have been restated to correct the following errors:

1)

The Group discovered in June 2012 that it had overstated the Value Added Tax liability for the nine months ended December 31, 2011 due to incorrect assumptions used in estimating the Group's overall exposure. In addition, the 2010 Value Added Tax accrual should be reversed pursuant to the tax certificate the Group received in 2012. Therefore, the Group had reduced the liability by approximately $5.2 million.

2)

The Group discovered in June 2012 that it had incorrectly recorded amount under Due From Shareholder due to the factor described above. The Value Added Tax prior to 2011 was recorded under Due From Shareholder due to consideration that the shareholder collected cash receipts on the Group's behalf. Therefore, the Group had reduced the Due From Shareholder by approximately $7.2 million.

3)	The Group discovered in June 2012 that the above two restatements had a net income statement impact of approximately $1.9 million.

4)

The Group determined that the Due From Shareholder should be an operating activities considering the amount was directly related to Value Added Tax as mentioned above. The Group reclassified the Due From Shareholder from financing activities in the Statement of Cash Flows to operating activities.

5)

The Group had restated March 31, 2011 financial statements in November 2012. The restricted cash was netted against notes payable due to the restricted was under the control of the notes' issuing bank. The presentation method will be consistently apply going forward, and as a result, the December 31, 2011 restricted cash was also netted against notes payable.

6)

The Group had restated March 31, 2011 financial statements in November 2012. The assumptions used to calculate the warrants liability for March 31, 2011 were changed and resulted in additional liabilities. The additional liability recognized in March 31, 2011 resulted in additional derivative gain for the nine months ended December 31, 2011 for approximately $1.6 million.

7)

The Group had restated March 31, 2011 financial statements in November 2012. The restatement of certain balance sheet items affected December 31, 2011 balance. The impact on December 31, 2011 is a change of approximately $6,000 in convertible notes, $250,000 in additional paid-in-capital, and $18,000 in other comprehensive income.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

4. RESTATEMENTS (CONT'D)

The effects of the restatements to correct the errors and the impact on the consolidated balance sheets, consolidated statement of income and comprehensive income, and the consolidated statement of cash flows as of and for the nine months ended December 31, 2011 are presented below.

	December 31,	December 31,
	2011	2011
	(Restated)	(Reported)	Change
ASSETS
Current Assets
Cash and cash equivalents	$3,641,120	$3,641,120	$-
Restricted cash	-	1,003,545	(1,003,545)
Accounts receivable – net	1,776,649	1,776,649	-
Accounts receivable from a related party	2,240,261	-	2,240,261
Notes receivable – short term - net	245,677	245,677	-
Due from related parties	2,277,647	11,715,355	(9,437,708)
Prepayments	867,566	867,566	-
Inventories	707,075	707,075	-
Total Current Assets	11,755,995	19,956,987	(8,200,992)

Non-current Assets
Intangible assets – net	-	3,379	(3,379)
Equipment – net	66,682	63,303	3,379
Total Non-current Assets	66,682	66,682	-

Total Assets	$11,822,677	$20,023,669	$(8,200,992)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,368,767	$1,368,767	-
Other payables and accrued liabilities	1,003,634	1,003,634	-
Value added tax payable	6,158,426	11,434,701	(5,276,275)
Advance receipts	510,415	510,415	-
Due to shareholder	191,630	191,630	-
Notes payable	1,133,055	2,136,600	(1,003,545)
Loans payable	3,604,981	3,604,981	-
Income tax payable	2,174,347	2,174,347	-
Total Current Liabilities	16,145,255	22,425,075	(6,279,820)

Non-current Liabilities
Convertible promissory notes	1,051,667	1,045,907	5,760
Warrants –derivative liability	639,528	639,528	-
Total Non-current Liabilities	1,691,195	1,685,435	5,760

Total Liabilities	17,836,450	24,110,510	(6,274,060)

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 200,000,000 shares authorized and 59,664,480 shares issued and outstanding as of December 31, 2011	59,664	59,664	-
Additional paid-in capital	974,774	727,062	247,712
Retained deficit	(7,148,139)	(4,991,938)	(2,156,201)
Accumulated other comprehensive income	99,928	118,369	(18,441)

Total Stockholders’ Deficit	(6,013,773)	(4,086,843)	(1,926,930)

Total Liabilities and Stockholders’ Deficit	$11,822,677	$20,023,667	(8,200,990)

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

4. RESTATEMENTS (CONT'D)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2011	2011
	(Restated)	(Reported)	Change

Net sales	$46,790,392	$46,790,392	$-
Cost of Sales	43,002,049	43,002,049	-
Gross profit	3,788,343	3,788,343	-

Selling expenses	179,734	179,734	-
Administrative expenses	2,125,954	2,125,954	-
Income (Loss) from operations	1,482,655	1,482,655	-

Other expense	(126,304)	(126,304)	-
Derivative income	4,028,897	2,410,149	1,618,748
Value added tax, net	(1,779,820)	122,907	(1,902,727)
Reversal of income tax	1,852,016	1,852,016	-
Interest income	8,330	8,330	-
Interest expense	(101,466)	(100,875)	(591)
Income before tax	5,364,308	5,648,878	(284,570)

Income tax	728,298	728,298	-
Net Income	4,636,010	4,920,580	(284,570)

Other Comprehensive loss

Foreign currency translation adjustments	(219,342)	(200,901)	(18,441)
Total Comprehensive Income	$4,416,668	$4,719,679	$(303,011)

Basic Earnings per Common Share
Weighted average number of common shares outstanding	59,664,480	59,664,480	-
Earnings per share – Basic	$0.0777	$0.0825	$(0.0048)

Diluted Earnings per Common Share
Weighted average number of shares	62,661,276	62,661,276	-
Earnings per share – Diluted	$0.0740	$0.0785	$(0.0045)

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

4. RESTATEMENTS (CONT'D)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2011	2011
	(Restated)	(Reported)	Change
Cash Flows from Operating Activities
Net income	$4,636,010	$4,920,580	$(284,570)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,237	9,237	-
Provision for bad debts	621,173	621,173	-
Derivative loss (income)	(4,028,897)	(2,410,149)	(1,618,748)
Share–based payments expense	45,278	45,278	-
Changes in operating assets and liabilities:
Notes receivable	-	(112,975)	112,975
Accounts receivable	(1,798,288)	(1,798,288)	-
Accounts receivable from a related party	(2,218,753)	-	(2,218,753)
Prepayments	(228,204)	(228,204)	-
Inventories	3,666,085	3,386,561	279,524
Accounts payable	1,193,666	1,193,666	-
Advance receipts	505,515	505,515	-
Other payable and accrued liabilities	(163,501)	(163,501)	-
Due from related parties - operating	6,685,220	-	6,685,220
Value added tax payable	(5,441,342)	(215,722)	(5,225,620)
Income tax payable	(1,123,718)	(1,123,718)	-
Net cash (used) provided by operating activities	2,359,481	4,629,453	(2,269,972)

Cash Flows from Investing Activities
Notes receivable	(112,975)	-	(112,975)
Purchases of equipment	(66,654)	(66,654)	-
Net cash used in investing activities	(179,629)	(66,654)	(112,975)

Cash Flows from Financing Activities
Capital contribution	-	-	-
Proceeds (repayments) / of short term borrowings, including accrued interest	(792,756)	(792,756)	-
Proceeds of note payable	(584,931)	(584,931)	-
Net proceeds from convertible notes	45,774	45,774	-
Due from related parties	-	(2,661,878)	2,661,878
Due to related parties	(3,446,552)	(3,167,028)	(279,524)
Net proceed from private offering units	910,000	910,000	-
(Repayments)/proceeds from loans payable	2,477,825	2,477,825	-
Increase in restricted cash	86,497	86,497	-
Net cash provided (used) by financing activities	(1,304,143)	(3,686,497)	2,382,354

Effect of foreign currency translation on cash and cash equivalents	21,555	20,962	593

Net increase in cash and cash equivalents	897,264	897,264	-

Cash and cash equivalents - beginning of period	2,743,856	2,743,856	-

Cash and cash equivalents at the end of period	$3,641,120	$3,641,120	$-

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$55,692	$55,692	$-
Income taxes	-	-	-

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

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

6. PREPAYMENTS

	March 31,	December 31,
	2011	2011
Prepayments for materials purchases	$305,117	$699,186
Deposits	150,565	127,469
Prepayments	23,898	9,607
Other receivables	57,373	-
Deferred expenses	39,852	31,304
Total	$576,805	$867,566

7. NOTES RECEIVABLE

	March 31,	December 31
	2011	2011
Botou City JRCC Vacuum Equipment Mfg., Co., uncollateralized note receivable executed on April 15, 2011 due on April 25, 2012. Interest rate at 7%. Principle and accrued interest was paid on due date.	$-	$125,895
Kunming City DGTW Trading Co., uncollateralized note receivable executed on April 8, 2011 matures on October 12, 2012. The Group agreed to lend up to RMB 5,000,000 or approximately $800,000. Interest rate at the prevailing rate set by People’s Bank of China of similar terms. Interest will be accrued and paid upon maturity.	126,932	119,782
Hebei Eastern Equipment Mfg. Co., uncollateralized note receivable executed on April 10, 2010 due on April 20, 2012. It is non-interest bearing if principle was repaid on due date.	242,847	251,790
Total	369,779	497,467
Allowance for doubtful accounts	-	(251,790)
Notes receivable, net	$369,779	$245,677

8. EQUIPMENT, NET

	March 31,		December 31,
	2010	2011	2011
Office equipment	$9,888	$14,042	$34,976
Other equipment	29,719	30,791	34,035
Motor vehicle	21,710	-	44,775
Other	2,798	2,052	3,379
Total cost	64,115	46,885	117,165
Accumulated depreciation	(60,469)	(39,694)	(50,483)
Equipment, net	$3,646	$7,191	$66,682

Depreciation expense for the years ended March 31, 2010 and 2011, and the nine months ended December 31, 2011 was $7,687, $4,010, and $9,237, respectively.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31,		December 31,
	2010	2011	2011
Other payables	$441,831	$618,049	$623,196
Deposits	-	265,227	55,965
Social insurance payable	-	265,766	324,474
Total	$441,831	$1,149,042	$1,003,635

10. NOTES PAYABLE AND LOANS PAYABLE

Notes payable were issued by banks to suppliers. Banks require the Group to deposit half of the face value of the note on issuance date. The Group is liable to remit the remaining balance to the bank when the note matures. The Group presents the notes payable net of the cash deposit. All notes bear interest of 0.5% and are due within three to four months.

	March 31, 2011	December 31, 2011
		(Restated)
Guangfa Bank	$758,400	$472,106
Shanghai Pufa Development Bank	819,801	629,475
Fudian Bank	-	31,474
Total	$1,578,201	$1,133,055

Loans payable were funds advanced from unrelated third parties to XYT. They are non-interest bearing and generally do not include terms of repayment. They are usually repaid within three months. Imputed interest was not considered material.

	March 31, 2011	December 31, 2011
Individuals	$531,911	$2,708,474
Companies	532,045	896,507
Total	$1,063,956	$3,604,981

11. CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, the Group issued a convertible promissory note in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on October 3, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party (“Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Group to $500,000. As of December 31, 2011, the Group has drawn $495,000 under Note I and no share conversion occurred.

On December 22, 2010, the Group issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on December 22, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of December 31, 2011, the Group has drawn $500,000 under the Note and no share conversion occurred.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

11. CONVERTIBLE PROMISSORY NOTES (CONT'D)

The details of convertible promissory notes as of March 31, 2011 are as follows:

	March 31, 2011
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	5,446	5,447	10,893
	$500,446	$505,447	$1,005,893

The details of convertible promissory notes as of December 31, 2011 are as follows:

	December 31, 2011		Total
	Note I	Note II	(Restated)
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	28,333	28,334	56,667
	$523,333	$528,334	$1,051,667

12. COMMON STOCK

As of March 31, 2010, the Group had 100,000,000 common shares authorized. On June 25, 2010, the Group’s stockholders approved a proposal to amend the Group’s articles of incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 200,000,000. The effective date of the amendment was June 29, 2010. As of December 31, 2011, the Group had 200,000,000 common shares authorized.

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

On November 11, 2010, total of 5,000,000 shares owned by two shareholders were canceled.

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

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

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

Inherent in the Black-Scholes valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Group estimates the volatility of its common stock based on historical volatility using the earliest quoted price available. The risk-free interest rate is based on the U.S. Treasury five year yield curve on the grant date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on management estimation, and the Company anticipates to remain zero. The current price of the stock is based on publicly quoted price of the Group's stock on OCTBB on balance sheet date.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

13. STOCK PURCHASE WARRANTS (CONT'D)

The Group evaluated the fair value under binomial method and determined the result of is not significant different than Black-Scholes. The assumptions used by the Group are summarized in the following tables for warrants that were outstanding as of the balance sheet dates presented on our consolidated balance sheets:

	March 31,	December 31,
	2011	2011
Current price	$1.27	$0.18
Expected dividend rate	0	0
Expected volatility	67%	123%
Risk free rate	2.11%	2.11%
Expected life	4.00	3.21

The following table summarizes the change in the estimated fair value of the Group’s warrant liabilities:

Warrant liabilities	(Restated)
As of March 31, 2010	$-
Warrants issued year ended March 31, 2011	2,046,352
Difference in fair value on warrants issuance date	78,192
Increase in fair value	1,716,112
Fair value as of March 31, 2011	3,840,656
Warrants issued nine months ended December 31, 2011	827,769
Decrease in fair value	(4,028,897)
Fair value as of December 31, 2011	$639,528

Share-Based Payment for Consultant Service
As of May 6, 2011, the Group entered into a Board Advisory Agreement (the “Agreement”) with Jack Zwick, whereby Mr. Zwick consented to serve as a director of the Group. Pursuant to the Agreement, Mr. Zwick will receive two hundred thousand (200,000) shares of the Group's common stock, vesting monthly over a period of two years, in connection with his service as a director. The share-based award was valued on May 6, 2011 using the ending market price of common stock. Expense related to the compensation for the nine months ended December 31, 2011 was approximately $45,000.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

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

The Group’s income tax expense for the years ended March 31, 2010 and 2011, and the nine months ended December 31, 2011 is summarized below:

	March 31,	March 31,	December 31,
	2010	2011	2011
			(Restated)
PRC income before tax	$3,696,922	$4,140,121	$2,344,973
Non-PRC income before tax	-	(2,275,824)	3,019,335
Income before income tax	$3,696,922	$1,864,297	$5,364,308

Income taxes consist of:

	March 31,	March 31,	December 31,
	2010	2011	2011
			(Restated)
Current tax at the PRC statutory rate	$924,230	$466,074	$1,341,077
Permanent differences – non-taxable income	-	-	(458,045)
Permanent differences – non-deductible expenses	10,233	-	444,955
Permanent differences – derivative (gains) losses	-	429,028	(1,007,224)
Temporary differences	-	-	155,293
Losses in non-PRC jurisdictions	-	190,276	252,242
Income tax	$934,463	$1,085,378	$728,298

FIRST CHINA PHARMACEUTICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2011, AND DECEMBER 31, 2011

14. TAX (CONT'D)

The components of deferred income tax as of March 31, 2010 and 2011, and the nine months ended December 31, 2011:

	March 31,	March 31,	December 31,
	2010	2011	2011
			(Restated)
Non-PRC operating loss carry-forward	$-	$156,564	$252,242
Allowance for bad debt	-	-	155,293
Total	-	$156,564	407,535
Valuation allowance	-	(156,564)	(407,535)
Deferred tax assets, net	$-	$-	$-

The Group had accrued income tax liability for XYT. In May 2011, local tax bureaus conducted audits of the Group’s 2010 and the first quarter 2011 income tax returns. No penalty or additional assessment resulted from the audits. In April 2012, the Group obtained certifications from the local tax bureaus stating XYT is current with income tax. The Group evaluated the liabilities under ASC 740, Income Taxes, and determined liabilities from 2007 to 2009 can be relieved. The reversal of the liabilities in the amount of approximately $1,852,000 was recorded in Other Income.

Value Added Tax (“VAT”) (Restated)
Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price, and the Group records its revenue net of VAT. A credit is available whereby VAT paid on the purchase can be used to offset the VAT on the sales.

The Group had historically estimated additional VAT liability based on total sales. In the nine months ended December 31, 2011, the Group revised the assumptions to estimate the liability after considering relevant laws. The revised estimation of the potential exposure relate to VAT excludes sales to small scale taxpayors because they are subject to flat VAT rate of 3%. In May 2011, local tax bureaus conducted audits of the Group’s 2010 and first quarter 2011 VAT returns. No penalty or additional assessment resulted from the audits. In April 2012, the Group obtained certifications from the local tax bureaus stating XYT is current with VAT taxes through March 31, 2012. The Group evaluated the liabilities under ASC 450, Contingencies, and determined liabilities accrued from 2007 to 2010 can be relieved. The net impact of reversal of prior accrual and current period liability resulted in approximately $1.8 million of expense.

15. COMMITMENTS

There was no amount due to commitments and contingencies except that XYT leases the office and warehouse under non-cancelable operating lease agreement that expires in 2015.

	Payments Due by Period
Contractual Obligations
As of December 31, 2011	2012	2013	2014	2015	Total
Operating Lease Obligations	$21,075	$21,075	$21,075	$21,075	$84,300

Rent Expense for the years ended March 31, 2010 and 2011, and the nine months ended December 31, 2011 were approximately $3,000, $3,000 and $21,000, respectively.

16. SEGMENT INFORMATION

No segment information is disclosed as the Group is engaged in the wholesale of Chinese patent drug, bio-chemicals, chemical preparations and biological. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Group operates in a single segment in the PRC. The CEO is the Group's decision maker.

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