Form 10-Q
period 2012-09-30
FIRST CHINA PHARMACEUTICAL GROUP, INC.
filed 2012-11-19
CIK 1432254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock at November 12, 2012 was 59,664,480.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$6,397,820	$3,641,120
Accounts receivable– net	2,683,831	1,776,649
Accounts receivable from a related party	948,631	2,240,261
Notes receivable– short term - net	-	245,677
Due from related parties	-	2,277,647
Prepayments	5,685,497	867,566
Inventories	3,551,314	707,075
Total Current Assets	19,267,093	11,755,995

Non-current Assets
Restricted cash	126,602	-
Notes receivable – long term	712,138	-
Equipment, net	82,228	66,682
Total Non-current Assets	920,968	66,682

Total Assets	$20,188,061	$11,822,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings	$3,261,409	$-
Accounts payable	2,320,407	1,368,767
Other payables and accrued liabilities	685,173	1,003,634
Value added tax payable	6,181,843	6,158,426
Advance receipts	4,679,329	510,415
Due to related parties	106,852	191,630
Notes payable	2,848,552	1,133,055
Loans payable	-	3,604,981
Income tax payable	2,978,962	2,174,347
Total Current Liabilities	23,062,527	16,145,255

Non-current Liabilities
Convertible promissory notes	1,088,599	1,051,667
Warrants –derivative liability	911,717	639,528
Total Non-current Liabilities	2,000,316	1,691,195

Total Liabilities	25,062,843	17,836,450

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value; 200,000,000 shares authorized and 59,664,480 shares issued and outstanding as of September 30, 2012 and December 31, 2011	59,664	59,664
Additional paid-in capital	1,033,196	974,774
Retained deficit	(6,036,341)	(7,148,139)
Accumulated other comprehensive income	68,699	99,928

Total Stockholders’ Deficit	(4,874,782)	(6,013,773)

Total Liabilities and Stockholders’ Deficit	$20,188,061	$11,822,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		Restated		Restated

Net sales	$43,536,041	$33,240,776	$17,384,697	$14,222,135
Cost of Sales	39,329,671	29,582,514	15,635,580	13,206,877

Gross profit	4,206,370	3,658,262	1,749,117	1,015,258

Selling expenses	315,874	661,904	114,609	20,115
Administrative expenses	1,476,040	1,363,234	584,892	338,403

Income from operations	2,414,456	1,633,124	1,049,616	656,740

Other income (expense)	(126,360)	97,157	(137,785)	4,997
Derivative (loss) income	(272,189)	1,329,501	431,336	409,401
Interest income	43,714	6,117	26,851	-
Interest expense	(154,153)	(102,209)	(62,763)	(18,638)

Income before tax	1,905,468	2,963,690	1,307,255	1,052,500

Income tax	793,670	798,280	316,276	216,310

Net Income	1,111,798	2,165,410	990,979	836,190

Other Comprehensive (Loss) Income

Foreign currency translation adjustments	(31,229)	(168,312)	1,254	(54,036)

Total Comprehensive Income	$1,080,569	$1,997,098	$992,233	$782,154

Basic Earnings per Common Share
Weighted average number of common shares outstanding	59,664,480	58,201,539	59,664,480	59,664,480

Earnings per share – Basic	$0.0186	$0.0372	$0.0166	$0.0140

Diluted Earnings per Common Share

Weighted average number of shares	59,664,480	58,201,539	59,664,480	59,664,480

Earnings per share – Diluted	$0.0186	$0.0372	$0.0166	$0.0140

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
		Restated
Cash Flows from Operating Activities
Net income	$1,111,798	$2,165,410
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,389	5,007
Bad debt expense	141,695	-
Derivative loss (income)	272,189	(1,329,501)
Share–based payments expense	58,422	28,333
Changes in operating assets and liabilities:
Accounts receivable	(1,040,389)	2,330,889
Accounts receivable from a related party	1,306,387	-
Prepayments	(4,821,071)	(3,939,320)
Inventories	(2,844,994)	5,863,567
Accounts payable	945,008	1,746,531
Advance receipts	4,172,981	236,803
Other payable and accrued liabilities	(321,353)	(869,665)
Due from related parties - operating	-	(2,742,634)
Value added tax payable	(11,152)	(7,369,624)
Income tax payable	793,670	731,908
Net cash used in operating activities	(218,420)	(3,142,296)

Cash Flows from Investing Activities
Notes receivable	(465,855)	(612,524)
Purchases of equipment	(33,587)	(35,858)
Net cash used in investing activities	(499,442)	(648,382)

Cash Flows from Financing Activities
Proceeds (repayments) / of short term borrowings, including
accrued interest	3,266,571	(54,833)
Proceeds of notes payable, net of deposits	1,711,976	857,419
Net proceeds from convertible notes	36,932	148,375
Due from related parties - financing	2,294,256	(2,590,491)
Due to related parties	(86,227)	35,000
Net proceed from private offering units	-	3,633,500
(Repayments)/proceeds from loans payable	(3,631,268)	1,328,525
Increase in restricted cash	(126,813)	-
Net cash provided by financing activities	3,465,427	3,357,495

Effect of foreign currency translation on cash and cash equivalents	9,135	20,029

Net increase (decrease) in cash and cash equivalents	2,756,700	(413,154)

Cash and cash equivalents - beginning of period	3,641,120	1,125,057

Cash and cash equivalents at the end of period	$6,397,820	$711,903

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$107,569	$96,440
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on May 1, 2012 (the 2011 Annual Report) and amended on November 14, 2012. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet and Statement of Stockholder’s Equity at December 31, 2011 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended September 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2011 Consolidated Financial Statements contained in our 2011 Annual Report.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The as restated consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in Form 10-KT/A filed on November 14, 2012.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

          c)    Cash and Cash Equivalents

The Group considers all highly liquid investments with initial maturities of six months or less to be cash equivalents. As of September 30, 2012 and December 31, 2011, $1,789,054 and $3,112,249, respectively were held under personal name accounts of certain officers of the Group, which are used for cash receipts from sales and purchases of inventory.

          d)    Accounts Receivable

As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was approximately $519,000 and $375,000, respectively.

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
SEPTEMBER 30, 2012
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          f)    Foreign Currency Translation

The Group maintains its financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”, “$”), the functional currency of FCPG HK is Hong Kong dollar (“HKD”), and the functional currency of XYT is Renminbi (“RMB”). For financial reporting purposes, the financial statements of the Company, FCPG HK and XYT have been translated into USD from their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Rates applicable to periods presented:

	September 30, 2012	December 31, 2011	September 30, 2011
Balance Sheet
HKD-USD	$ 0.13	$ 0.13	-
RMB-USD	$ 0.16	$ 0.16	-

Income statement
HKD-USD	$ 0.13	-	$ 0.13
RMB-USD	$ 0.16	-	$ 0.15

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
SEPTEMBER 30, 2012
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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2012 and the year ended December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3)

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	September 30,
Description	Identical Assets	Inputs	Inputs	2012
Derivative Liability – Warrants	$-	$-	$911,717	$911,717
Total	$-	$-	$911,717	$911,717

	Level 1:	Level 2:	Level 3:	Total
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	December 31,
Description	Identical Assets	Inputs	Inputs	2011

Derivative Liability – Warrants	$-	$-	$639,528	$639,528
Total	$-	$-	$639,528	$639,528

          j)    Liquidity

Cash and cash equivalents on September 30, 2012 was approximately $6.4 million. The Group has negative working capital of approximately $3.8 million. The Group intends to meet its cash requirements through the use of existing cash on hand and short-term borrowing.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          k)    Earnings Per Share

Basic and diluted earnings per common share was calculated by dividing the net income applicable to common stock for the period by the weighted-average number of common shares outstanding during the period. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. Warrants and convertible promissory notes were not included in the dilutive calculation because the exercise price was less than the average market price for September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
Warrants	8,928,962	8,928,962
Convertible promissory notes	5,442,995	1,885,665
Total	14,371,957	10,814,627

3. RELATED PARTIES

	September 30,	December 31,
	2012	2011

Accounts Receivable From a Related Party	$948,631	$2,240,261
Due From Related Parties	$-	$2,277,647

Due to Related Parties	$12,866	$-
Due to Shareholder	93,986	191,630
Total Due to Related Parties	$106,852	$191,630

Accounts Receivable From a Related Party

The Group conducts business with a medicine manufacturer majority owned by an officer of the Group. The Group sells natural herbs as raw materials and purchases patented Chinese drugs as finished goods from the related party. The amount receivable from the related party represents the net sales to the related party. Sales to related party are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$38,744,206	$33,240,776	$16,803,347	$14,222,135
Sales to a related party	4,791,835	-	581,350	-
Total Sales	$43,536,041	$33,240,776	$17,384,697	$14,222,135

Due From Related Parties

The amount due from related parties represents:1) a loan made out to companies majority owned by an officer of XYT due on December 31, 2012 with interest rate comparable to prime rate set by the People's Bank of China paid upon maturity; 2) loans to companies that are owned by individuals related to a shareholder of the Group that were repaid in 2012; and 3) advance to officers of XYT to pay for purchases and operating expense during the normal course of business.

Due to Shareholder

The amount due to shareholder and officer represents expenses paid by the shareholder and officer on behalf of the Group, and rent the Group collected on behalf of the shareholder.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

4. RESTATEMENTS

The unaudited financial statements for the nine and three months ended September 30, 2011 have been restated to correct the following errors:

.           The Group discovered in May 2012 that an adjustment to sales of approximately $674,000 and cost of sales of approximately $1,483,000 was reflected in the statement of operations for the three months ended March 31, 2011, which subsequently affected the statement of operations for nine months ended September 30, 2011. The sales and cost of sales were related to operations in December 2010. Numerous accounts were affected in connection with this error.

.           The Group restated the March 31, 2011 financial statements in November 2012 to correct the treatment of warrants. In connection with this restatement, the change in fair value of the derivative liability between grant date and September 30, 2011 was calculated to be approximately $1,330,000. As a result, the Group recorded an adjustment to derivative income of the same amount.

.           The Group corrected an under-accrual of income tax liability of approximately $355,000.

.           The Group discovered in October 2012 that it had incorrectly treated warrants and promissory notes as having a dilutive effect in the earnings per share calculation for nine and three months ended September 30, 2011. Due to the average market price was more than the exercise price, those instruments should have been excluded from the dilutive calculation.

.           The Group discovered in October 2012 that it had incorrectly calculated the other comprehensive income for the nine and three months ended September 30, 2011 because of differing exchange rates were used. In addition, the change in other comprehensive income should be an expense instead of an income. Therefore, the Group corrected the change in other comprehensive income by approximately $530,000 for the nine months ended September 30, 2011 and approximately $400 for the three months ended September 30, 2011.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

4. RESTATEMENTS (CONT'D)

	Nine Months Ended September 30, 2011
	Restated	Reported	Change
Net sales	$33,240,776	$33,914,608	$(673,832)
Cost of Sales	29,582,514	31,065,960	(1,483,446)
Gross profit	3,658,262	2,848,648	809,614

Selling expenses	661,904	720,756	(58,852)
Administrative expenses	1,363,234	1,242,237	120,997
Income from operations	1,633,124	885,655	747,469

Other income	97,157	6,079	91,078
Derivative income	1,329,501	-	1,329,501
Interest income	6,117	-	6,117
Interest expense	(102,209)	(96,440)	(5,769)
Income before tax	2,963,690	795,294	2,168,396

Income tax	798,280	443,464	354,816
Net Income	2,165,410	351,830	1,813,580

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(168,312)	361,219	(529,531)
Total Comprehensive Income	$1,997,098	$713,049	$1,284,049

Basic Earnings per Common Share
Weighted average number of common shares outstanding	58,201,539	58,201,539	-
Earnings per share – Basic	$0.0372	$0.0060	$0.0312

Diluted Earnings per Common Share
Weighted average number of shares	58,201,539	64,970,730	(6,769,191)
Earnings per share – Diluted	$0.0372	$0.0054	$0.0318

	Three Months Ended September 30, 2011
	Restated	Reported	Change
Net sales	$14,222,135	$14,222,135	$-
Cost of Sales	13,206,877	13,206,877	-
Gross profit	1,015,258	1,015,258	-

Selling expenses	20,115	20,115	-
Administrative expenses	338,403	338,403	-
Income from operations	656,740	656,740	-

Other income	4,997	4,997	-
Derivative income	409,401	-	409,401
Interest income	-	-	-
Interest expense	(18,638)	(18,638)	-
Income before tax	1,052,500	643,099	409,401

Income tax	216,310	149,938	66,372
Net Income	836,190	493,161	343,029

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(54,036)	(54,492)	456
Total Comprehensive Income	$782,154	$438,669	$343,485

Basic Earnings per Common Share
Weighted average number of common shares outstanding	59,664,480	59,664,480	-
Earnings per share – Basic	$0.0140	$0.0083	$0.0057

Diluted Earnings per Common Share
Weighted average number of shares	59,664,480	69,192,351	(9,527,871)
Earnings per share – Diluted	$0.0140	$0.0071	$0.0069

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

4. RESTATEMENTS (CONT'D)

	Nine Months Ended September 30,
	2011	2011	Change
	Restated	Reported
Cash Flows from Operating Activities
Net income	$2,165,410	$351,830	$1,813,580
Adjustments to reconcile net income to net cash used in operating activities:			-
Depreciation	5,007	5,007	-
Provision for bad debts	-	-	-
Derivative income	(1,329,501)	-	(1,329,501)
Interest expense on convertible notes	-	13,375	(13,375)
Share–based payments expense	28,333	28,333	-
Changes in operating assets and liabilities:
Due to related parties	-	6,138,978	(6,138,978)
Other receivable	-	(6,501,679)	6,501,679
Notes receivable	-	(24,487)	24,487
Deferred expenses	-	(693,820)	693,820
Accounts receivable	2,330,889	(175,635)	2,506,524
Prepayments	(3,939,320)	(6,133,339)	2,194,019
Inventories	5,863,567	5,863,567	-
Accounts payable	1,746,531	-	1,746,531
Advance receipts	236,803	-	236,803
Other payable and accrued liabilities	(869,665)	840,180	(1,709,845)
Due from related parties - operating activities	(2,742,634)	(4,902,954)	2,160,320
Value added tax payable	(7,369,624)	-	(7,369,624)
Notes payable	-	1,421,928	(1,421,928)
Income tax payable	731,908	443,463	288,445
Net cash used in operating activities	(3,142,296)	(3,325,253)	182,957

Cash Flows from Investing Activities
Notes receivable	(612,524)	-	(612,524)
Additions in intangible assets	-	(92,006)	92,006
Purchases of equipment	(35,858)	(35,858)	-
Net cash used in investing activities	(648,382)	(127,864)	(520,518)

Cash Flows from Financing Activities
Proceeds (repayments) / of short term borrowings, including accrued interest	(54,833)	(52,930)	(1,903)
Proceeds of notes payable, net of cash deposit	857,419	-	857,419
Net proceeds from convertible notes	148,375	135,000	13,375
Due to related parties	35,000	-	35,000
Due from related parties - financing activities	(2,590,491)	-	(2,590,491)
Net proceed from private offering units	3,633,500	3,528,230	105,270
Increase in restricted cash	-	(590,366)	590,366
(Repayments)/proceeds from loans payable	1,328,525	-	1,328,525
Net cash provided by financing activities	3,357,495	3,019,934	337,561

Effect of foreign currency translation on cash and cash equivalents	20,029	20,029	-
Net decrease in cash and cash equivalents	(413,154)	(413,154)	-

Cash and cash equivalents - beginning of period	1,125,057	1,125,057	-
Cash and cash equivalents at the end of period	$711,903	$711,903	$-

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$96,440	96,440	$-
Income taxes	$-	$-	$-

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The Group has a diverse customer base predominantly in the Yunnan Province. For the nine months ended September 30, 2012, one customer exceeded 5% of the Group’s total revenues, it is a related party, represented 11% of total revenues. For the nine months ended September 30, 2011 there were no customers exceeding 5% of the Group’s total revenues.

The Group relies on supplies from numerous vendors. For the nine months ended September 30, 2012 five vendors exceeded 5% of the Group’s total purchases, of which one is a related party, represented 17% of total purchases. For the nine months ended September 30, 2011 no vendor exceeded 5% of the Group’s total purchases.

6. PREPAYMENTS

	September 30, 2012	December 31, 2011
Deposit	$546,078	$127,469
Prepayments for inventory	5,107,182	699,186
Deferred expenses	17,821	31,304
Other prepaid	14,416	9,607
Total	$5,685,497	$867,566

7. NOTES RECEIVABLE

	September 30,	December 31,
	2012	2011

Botou City JRCC Vacuum Equipment Mfg., Co., uncollateralized note receivable executed on April 15, 2011 due on April 25, 2012. Interest rate at 7%. Principle and accrued interest was paid on due date.	$-	$125,895
Hebei Eastern Equipment Mfg. Co., uncollateralized note receivable executed on April 10, 2010 due on April 20, 2012. It is non-interest bearing if principle was repaid on due date.	-	251,790
Kunming City DGTW Trading Co., uncollateralized note receivable executed on April 8, 2011 matures on October 8, 2012. The Group agreed to lend up to RMB 5,000,000 or approximately $800,000. Interest rate at the prevailing rate set by People’s Bank of China of similar terms. Interest will be accrued and paid upon maturity.	-	119,782
Subtotal - short term	-	497,467

Allowance for doubtful accounts	-	(251,790)

Short term –net	-	245,677
Kunming City DGTW Trading Co., uncollateralized note receivable renewed on June 28, 2012 matures on June 28, 2015. The Group agreed to lend up to RMB 8,000,000 or approximately $1.3 million. Interest rate at the prevailing rate set by People’s Bank of China of similar terms, 6.24% on the date of the loan. Interest will be accrued and paid upon maturity.	712,138	-
Subtotal - long term	712,138	-
Total	$712,138	$245,677

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

8. NOTES PAYABLE, LOANS PAYABLE AND SHORT TERM BORROWINGS

Notes payable are notes issued by the Group to its suppliers through various banks. They are presented net of the cash deposited by the Group on issuance date. The Group is liable to remit the unpaid balance on maturity date to the bank. All notes bear interest of 0.5% and are due within three to four months. These notes payable are guaranteed by Yunnan Yishang Guaranty Co. and Yunnan Financing Guaranty Co., non-related third parties.

	September 30, 2012	December 31, 2011
Guangfa Bank	$-	$472,106
Shanghai Pufa Development Bank	2,848,552	629,475
Fudian Bank	-	31,474
Total	$2,848,552	$1,133,055

Loans payable were funds advanced from unrelated third parties to the Group. They are non-interest bearing and generally do not include terms of repayment. They are repaid within three months. Imputed interest was not considered material.

	September 30, 2012	December 31, 2011

Individuals	$-	$2,708,474
Companies	-	896,507
Total	$-	$3,604,981

The following summarizes short term borrowings at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Bank of Communications	$1,899,035	$-
Fudian Bank	1,202,722	-
Belmont Group Ltd.	159,652	-
Total	$3,261,409	$-

On March 19, 2012, the Group issued a promissory note to the Belmont Group Ltd., in the principal amount of $500,000, with interest on the unpaid principle at a rate of 12.0% simple interest per annum. The Note matures on March 19, 2013. As of September 30, 2012, the Group has drawn $150,000 under the note.

On January 13, 2012, the Group executed a loan agreement with Fudian Bank for approximately $1,200,000 that matures on January 6, 2013. The loan carries a variable interest rate adjusted monthly based upon one hundred thirty percent of the prevailing rate set by the Peoples Bank of China. The Group is responsible to pay interest on a monthly basis. The loan is guaranteed by Kunming City DGTW Trading Co., a non-related third party.

On August 2, 2012, the Group entered into a loan agreement with the Bank of Communications for approximately $1,900,000 that matures on August 3, 2013. The loan carries an interest rate of one hundred and fifty percent of the prevailing rate set by the People's Bank of China. The Group is responsible to remit interest payment on a quarterly basis. The loan is guaranteed by Yunnan YF Financing Guaranty Co., a non-related third party.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

9. CONVERTIBLE PROMISSORY NOTES

On October 3, 2010, the Group issued a convertible promissory note in the principal amount of up to $400,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on October 3, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Company, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. On October 4, 2010, the note was assigned to another party (“Note I”), and on January 21, 2011, the note holder agreed to extend the total funds available to the Group to $500,000. As of September 30, 2012, the Group has drawn $495,000 under Note I and no share conversion occurred.

On December 22, 2010, the Group issued a convertible promissory note (“Note II”) in the principal amount of $500,000, with interest on the unpaid principal at a rate of 5.0% simple interest per annum. The Note matures on December 22, 2015. The outstanding principal and accrued but unpaid interest thereon may be converted (1) upon a qualified debt or equity financing, in which case the holder of the Note would receive for the same promissory note or class and series of stock, respectively, issued in such qualified financing; (2) upon mutual agreement by the holder and the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price; or (3) upon a reorganization, consolidation or merger of the Group, in which case the holder would receive a number of shares of common stock based on a conversion price equal to the trailing volume weighted average price. As of September 30, 2012, the Group has drawn $500,000 under the Note and no share conversion occurred.

The details of convertible promissory notes as of September 30, 2012 are as follows:

	As of September 30, 2012
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	46,799	46,800	93,599
	$541,799	$546,800	$1,088,599

The details of convertible promissory notes as of December 31, 2011 are as follows:

	As of December 31, 2011
	Note I	Note II	Total
Convertible notes payable:
-Par value	$495,000	$500,000	$995,000
-Accrued interest	28,333	28,334	56,667
	$523,333	$528,334	$1,051,667

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

11. STOCK PURCHASE WARRANTS

The Group has historically issued warrants to purchase shares of the Group’s common stock in connection with certain of its common stock offerings. Warrants that have anti-dilution price protection provisions are recorded as liabilities of the Group at the estimated fair value at the date of issuance, with changes in estimated fair value recorded as non-cash income or expense in the Company’s statement of operations in each subsequent period. The following warrants were outstanding as of September 30, 2012 and December 31, 2011:

(i)

Series A-1 warrants to purchase an aggregate of 4,464,481 shares of the Group’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $1.25 per share, all of which remained outstanding as of September 30, 2012 and December 31, 2011; and

(ii)

Series A-2 warrants to purchase an aggregate of 4,464,481 shares of the Group’s common stock, issued in March 2011, exercisable for a four year period commencing on the date of issuance at an exercise price of $2.00 per share, all of which remained outstanding as of September 30, 2012 and December 31, 2011.

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
SEPTEMBER 30, 2012
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

The Group evaluated the fair value under binomial method and determined the result of is not significant different than Black-Scholes. The assumptions used by the Group are summarized in the following tables for warrants that were outstanding as of the balance sheet dates:

	September 30, 2012	December 31, 2011
Current price	$0.20	$0.18
Expected dividend rate	0	0
Expected volatility	170%	123%
Risk free rate	0.31%	2.11%
Expected life	2.50	3.21

The following table summarizes the change in the estimated fair value of the Group’s warrant liabilities:

Warrant liabilities
Fair value as of December 31, 2011	$639,528
Increase in fair value	272,190
Fair value as of September 30, 2012	$911,717

12. SHARE-BASED PAYMENT FOR CONSULTANT SERVICE

The Group had historically issued stock to various board members in connection with their services. The total cost associated with the stock awards are valued using the publicly quoted price of the stock on grant date. The expenses are recognized based on the vesting schedules in accordance with the stock award agreements. Expense for the nine months ended September 30, 2012 and 2011 was approximately $58,000 and $28,000, respectively.

FIRST CHINA PHARMACEUTICAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

13. TAX

Corporate Income Tax (“CIT”)

The Group has fully reserved against deferred tax asset, and the income tax expense for the nine months ended September 30, is summarized as follows:

	September 30, 2012	September 30, 2011
Expected tax expense at the PRC statutory rate of 25%	$505,146	$803,779
Non PRC jurisdictions	350,302	381,123
Other, net	(61,778)	(323,766)
Tax expense	$793,670	$798,280

Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price, and the Group records its revenue net of VAT. A credit is available whereby VAT paid on the purchase of inventory can be used to offset the VAT on the sales. In addition, the Group had estimated a VAT liability based on sales that excluded small scale taxpayors because they are subject to VAT rate of 3%. The liability is relieved upon receiving a tax bureau certification indicating the Group's tax status is current. The Group records the reversal of the liability net of the current period accrual.

14. COMMITMENTS AND CONTINGENCIES

The Group had established financing for its customers to improve their ability to purchase products from the Group. The Group serves as the guarantor, with additional collateral provided by Kunming City DGTW Trading Co., a non-related third party. The maximum amount for each loan is RMB 1,000,000. In accordance with the agreements, the Group maintains a deposit of RMB 200,000 for each loan at the lending financial institution. Total Restricted Cash for the nine months ended September 30, 2012 was approximately $126,000.

Rent Expense for the nine months ended September 30, 2012 and 2011 was approximately $37,000 and $24,000, respectively.

15. RETIREMENT PLAN

The Group contributes on a monthly basis to defined contribution retirement benefit plans organized by relevant municipal and provincial governments. The municipal and provincial governments assume the retirement benefit obligations payable to all existing and future retired employees under these plans. The Group has no further obligation for post-retirement benefits beyond the contributions made. Expenses for the nine months ended September 30, 2012 and 2011 was approximately $16,000 and $28,000, respectively.

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

          As a result of the Exchange Transaction, through our wholly-owned subsidiary, XYT, we engage in drug logistics and distribution in Yunnan Province, China. We distribute medicines to local distributors, pharmacies, hospitals, and clinics. We carry a wide range of products, including western medicines, patented Chinese medicine, natural Chinese herbs, supplements, and medical devices. Currently, XYT services approximately 5,800 customers through a sales network that covers the entire Yunnan Province of China. XYT has a strategic advantage over its competitors in Yunnan Province because XYT obtained government approval to conduct business over the internet. XYT received the License of Internet Drug Information Service issued by the Yunnan Food and Drug Administration in October 2009. This license enables XYT to bypass municipal and county pharmaceutical distributors, market XYT’s product line, provide pricing information and provide products directly to retailers. Bypassing these layers of distribution enables XYT to offer products to its customers at a significantly lower price than its major competitors while maintaining its margins. In October 2011, we were awarded the IDTSL, a key national license which permits us to accept orders and transact payments over the internet. The new license complements our existing Internet Drug Information Service License that enables us to market and advertise our products, along with accepting orders and transacting payments, over the internet.

          We are focused on expanding our customer base within Yunnan province and on expanding our product selection. We will grow our customer base through leveraging our online platform. The IDTSL offers us broad national exposure to an audience that for the first time can now directly access, submit orders and transact payments for purchases from our product catalogue over the internet. We will expand our inventory through short term financing and strategic partnerships. The additional inventory will allow XYT to not only sell more products to our existing customers, but also attract more customers that currently do not purchase from XYT.

          Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Comparison of the Nine Months Ended September 30, 2012 and 2011

          The following table sets forth certain information regarding our results of operation.

	Nine Months Ended September 30,
	2012	2011
Statements of Operations Data
Sales	$43,536,041	$33,240,776
Cost of Sales	39,329,671	29,582,514
Gross Profit	4,206,370	3,658,262
Selling and administrative expense	(1,791,914)	(2,025,138)
Other income (expenses), net	(236,799)	1,065
Derivative gain (loss)	(272,189)	1,329,501
Income tax	(793,670)	(798,280)
Net Income	$1,111,798	$2,165,410

          Sales

          Sales increased from $33.2 million for the nine months ended September 30, 2011 to $43.5 million for the nine months ended September 30, 2012, representing an increase of $10.3 million or 31%. The majority of our sales remain in patented Chinese herbal medicine. The increase can be attributed to three factors. Our internet platform enables existing customers to place more orders more frequently. In addition, our customers ordered more products from us due to our expanded inventory. Lastly, our Chinese natural herb product line in 2012 was more mature than 2011.

          Cost of sales

          Cost of sales increased from $29.6 million for the nine months ended September 30, 2011 to $39.3 million for the nine months ended September 30, 2012, representing an increase of $9.7 million or 33%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. This increase in cost of goods is directly related to the increase in sales.

          We anticipate that through 2012 and beyond, our cost to purchase inventory will continue to increase. This may have a negative effect on our net income if it cannot be offset by volume purchases due to market conditions and competitive conditions, we may not be able to increase the price for our products in proportion to the increase in costs of goods sold.

          Gross profit

          Gross profit increased from $3.6 million for the nine months ended September 30, 2011 to $4.2 million for the nine months ended September 30, 2012, representing an increase of approximately $0.6 million or 15%. We were able to maintain our gross margin percentage primarily due to our cooperation with Anhui Huayuan Pharmaceutical Inc. since June 2012. We are able to purchase from Huayuan at a significantly lower price due to their wide selection of suppliers. As a result, we were able to offer competitive pricing to our customers amid rising costs.

          Selling, general and administrative expenses, and others

          Selling, general and administrative expenses, and others decrease by 12% to $1.8 million for the nine months ended September 30, 2012 from $2.0 million for the nine months ended September 30, 2011. The decrease was due to professional fees incurred in 2011 related to the private placement.

          Derivative gain/ (loss)

          Derivative loss was $0.3 million for the nine months ended September 30, 2012 compared to $1.3 million gain for the nine months ended September 30, 2011. This loss is a non cash decrease to the income statement that is a result of the Black-Scholes derivative valuation of the warrants issued by the Company in relation to the financing in April 2011. The valuation of these warrants is required by US GAAP and can produce either a non cash gain or loss; depending upon the fair market value of the common stock. This is a non cash transaction and does not positively affect the Company’s working capital.

          Income tax expense

          Income tax expense for the nine months ended September 30, 2012 was $794,000 compared to income tax expense of $798,000 for the nine months ended September 30, 2011. Our effective tax rate changed due to losses in non PRC jurisdictions, and bad debt reserve, which is a non-taxable item.

          Net income

          Our net income for the nine months ended September 30, 2012 was $1.1 million, a decrease of 49%, from net income of $2.2 million for the nine months ended September 30, 2011. The increase was primarily due to fluctuation in our derivative liability.

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011
Statements of Operations Data
Sales	$17,384,697	$14,222,135
Cost of Sales	15,635,580	13,206,877
Gross Profit	1,749,117	1,015,258
Selling and administrative expense	(699,501)	(358,518)
Other income (expenses), net	(173,697)	(13,641)
Derivative gain (loss)	431,336	409,401
Income tax	(316,276)	(216,310)
Net Income	$990,979	$836,190

          Sales

          Sales increased from $14.2 million for the three months ended September 30, 2011 to $17.4 million for the three months ended September 30, 2012, representing an increase of $3.2 million or 22%. The growth rate is consistent with our expectation. Our cooperation with Anhui Huayuan Pharmaceutical Inc. since June 2012 has yielded significant benefits. We are able to purchase inventory at a lower price. As a result, we can offer competitive pricing to attract customers.

          Cost of sales

          Cost of sales increased from $13.2 million for the three months ended September 30, 2011 to $15.6 million for the three months ended September 30, 2012, representing an increase of $2.4 million or 18%. Cost of sales consists primarily of material cost which is directly attributable to the selling of pharmaceutical products. This increase in cost of goods is directly related to the growth in sales.

          Gross profit

          Gross profit increased from $1.0 million for the three months ended September 30, 2011 to $1.8 million for the three months ended September 30, 2012, representing an increase of approximately $0.8 million or 73%. The increase is primarily due to increase in sales while maintaining our gross margin. Our gross margin for 2012 was 10% compared to 7% in 2011. The increase in gross margin was due to our natural herbal medicine products, which have high margin, and our ability to purchase inventory at a lower price from Anhui Huayuan Pharmaceutical Inc.

          Selling, general and administrative expenses, and others

          Selling, general and administrative expenses, and others increase by 95% to $0.7 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011. In 2012, we incurred significant professional fees relate to amendments of our March 31, 2011 and December 31, 2011 filings.

          Derivative gain/ (loss)

          Derivative gain was $0.4 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011. This gain is a non cash decrease to the income statement that is a result of the Black-Scholes derivative valuation of the warrants issued by the Company in relation to the financing in April 2011. The valuation of these warrants is required by US GAAP and can produce either a non cash gain or loss; depending upon the fair market value of the common stock. This is a non cash transaction and does not positively affect the Company’s working capital.

          Income tax expense

          Income tax expense for the three months ended September 30, 2012 was $0.3 million compared to income tax expense of $0.2 million for the three months ended September 30, 2011. Our effective tax rate changed due to losses in non PRC jurisdictions, and bad debt reserve, which is a non-taxable item.

          Net income/(loss)

          Our net income for the three months ended September 30, 2012 was $1.0 million, an increase of $0.2million from net income of $0.8 million for the three months ended September 30, 2011. The increase is primarily attributed to improved gross margin.

Liquidity and Capital Resources

          Overview

          As of September 30, 2012, we had cash and equivalents on hand of approximately $6.4 million and a working capital deficit of approximately $3.8 million. We believe that our cash on hand and working capital will be sufficient to meet our operational cash requirements through December 31, 2012. In order to continue our growth, we will have to obtain additional capital in the form of debt or equity. Additional capital is required to acquire sufficient inventory to meet growing sales and to broaden our product line. Additional capital is also required to facilitate the ability to obtain exclusivity for the distribution of certain pharmaceutical products, as they require the Company to place large consistent orders with drug manufacturers. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

          In 2012, we had arranged for the following short term loan agreements to fund our operations:

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

          On August 6, 2012, the Group entered into a loan agreement with the Bank of Communications for approximately $1,900,000 to purchase inventory. The loan carries an interest rate of 9.17% with monthly interest payment. The principal is due within one year.

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

          Net cash used in operating activities

          Net cash used in operating activities for the nine months ended September 30, 2012 was $0.2 million, compared to net cash used in operating activities of approximately $3 million for the nine months ended September 30, 2011. We had increased our inventory as the result of our cooperation with Anhui Huayuan Pharmaceutical Inc. in 2012.

          Net cash used in investing activities

          Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2012, compared to net cash used in investing activities of $0.6 million for the nine months ended September 30, 2011. Investment activities, relate to the purchase of equipment and issuance of notes receivable to a non-related third party.

          Net cash provided by financing activities

          Net cash provided by financing activities was $3.5 million for nine months ended September 30, 2012, compared to net cash used in financing activities of $3.4 million for the nine months ended September 30, 2011. In 2012, we paid off a significant amount of our loans payable. In addition, we collected on a significant amount of loans made to related party companies. Lastly, we were able to arrange for short term financing to sustain our growth.

Off-Balance Sheet Arrangements

          As of September 30, 2012, we are not parties to any off-balance sheet arrangements.

Critical Accounting Policies

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note 2 — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 amended in November 2012.

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

          In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income (“OCI”) and its components in the statements of shareholders’ equity. Instead, an entity will be required to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements and the requirement to report reclassification adjustments in interim periods. The amendments in ASU 2011-05 and ASU 2011-12 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption had no material impact on its consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

* Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHINA PHARMACEUTICAL GROUP, INC.

Date: November 19, 2012	/s/ Yi Jia Li
Name: Yi Jia Li
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)